Form 10-Q
period 2021-11-30
PLASMA INNOVATIVE INC.
filed 2022-01-14
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 333-259772

PLASMA INNOVATIVE INC.

(Exact name of registrant as specified in its charter)

Nevada	87-1918342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

523 School House Rd. Kennett Square, PA	19348
(Address of Principal Executive Offices)	(Zip Code)

267-467-5871

(Registrant’s telephone number, including area code)

n/a	n/a

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check all that apply):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of January 14, 2022, there were 15,355,556 shares of common stock, $0.001 par value per share, outstanding.

Part I. Financial Information

Item 1.  Financial Statements

PLASMA INNOVATIVE INC.
CONDENSED BALANCE SHEET

	November 30, 2021	August 31, 2021
	(UNAUDITED)
ASSETS
Current Assets
Cash and cash equivalents	$115,124	$127,604
Prepaid expenses	—	11,000
Total Current Assets	115,124	138,604
Property, Plant and Equipment, net	1,224	—
Total Assets	$116,348	$138,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	—	—
Total Current Liabilities	—	—
Total Liabilities	—	—

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 65,000,000 shares authorized, 15,355,556 shares issued and outstanding	15,356	15,356
Subscription payable	112	—
Additional paid in capital	124,700	124,700
Accumulated deficit	(23,820)	(1,452)
Total Stockholder’s Equity	116,348	138,604
Total Liabilities and Stockholder’s Equity	$116,348	$138,604

See accompanying notes are to the condensed financial statements.

PLASMA INNOVATIVE INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

Three Months Ended
November 30, 2021
Operating expenses
General and administrative expenses	$22,368
Total operating expenses	22,368
Net Income (Loss) from operations	(22,368)
Provision for income taxes	—
Net Loss	$(22,368)
Net Loss Per Share: Basic and Diluted	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	15,411,729

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Three Months Ended
November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(22,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	65
Prepaid expenses	11,000

Net Cash Used in Operating Activities	(11,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(1,284)
Net Cash used in Investing Activities	(1,284)

NET INCREASE IN CASH
Cash, beginning of period	127,604
Cash, end of period	$115,124

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income tax	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock payable for services	112

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the three months ended November 30, 2021
(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2021	15,355,556	$15,356	$124,700	$—	$(1,452)	$138,604
Shares payable for services	—	—	—	112	—	112
Net Loss	—	—	—	—	(22,368)	(22,368)
Balance, November 30, 2021	15,355,556	$15,356	$124,700	$112	$(23,820)	$116,348

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Plasma Innovative Inc. (the “Company”, “we”, “us” or “our”) was incorporated on July 22, 2021 under the law of the State of Nevada, USA for the purpose of researching and developing, designing, manufacturing, and distributing cold plasma equipment to apply in agriculture and life science.

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2021, the Company has no revenues. Management’s plans are to initially market our technologies to farmers, nurseries, greenhouses close to our facilities in Pennsylvania and collaborate with agriculture department at various universities to expend business. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Financial Statements included in the Company’s Form S-1 filed with the Securities and Exchange Commission on December 9, 2021.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Although these estimates are based on management’s knowledge of current events and actions management may undertake in the future, actual results may ultimately differ from those estimates and such differences may be material to our consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $115,124 of cash as of November 30, 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Major repairs and improvements that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.

The Company had property and equipment of $1,224 as of November 30, 2021.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes capitalization policy of its assets based on dollar amount that are more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expense of $65 for the three months ended November 30, 2021.

Fair Value of Financial Instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a three-tier value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets.

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Impairment of Long-lived Assets

In accordance with FASB ASC 360-10, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, or it is reasonably possible that these assets could become impaired as a result of technological or other changes. The determination of recoverability of assets to be held and used is made by comparing the carrying amount of an asset to future undiscounted cash flow to be generated by the asset.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and law. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Revenue Recognition

The Company will recognize revenue in accordance with ASC Topic 606 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects is anti-dilutive. As of November 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of November 30, 2021 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On August 8, 2021, the Company entered into an operating lease agreement with Pietro Industries Inc. for its office building located in 523 School House Road, Kennett Square, PA 19348. Pursuant to the lease agreement, the agreement commenced on August 1, 2021, and will terminate on July 31, 2022. The office space is used for the purpose of daily office business operation by our Company. The lease was entered into in connection with the Joint Testing and Evaluation Agreement with Pietro Industries Inc.

The Company and Pietro Industries Inc. (“Pietro”) signed termination agreement on September 18, 2021 but effective August 28, 2021. Both parties have agreed that as of August 28, 2021, Office Space Using Agreement and Joint Testing and Evaluation Agreement are terminated and no longer in force or effect. On that same date, Pietro agreed to allow the Company to use 1,000 square feet at its premises month to month on a rent-free basis.

NOTE 5 - COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 common stock, $0.001 par value per share and 10,000,000 preferred stocks, $0.001 par value per share. There were 15,355,556 shares of common stock issued and outstanding as of November 30, 2021.

On August 6, 2021, the Company entered into the Technology Assignment Agreement with Hanliang Shao , a director of the Company. Pursuant to the agreement, Mr. Saho conveyed to the Company all of his rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of Company common stock upon the filling of a patent with the US Patent and Trademark Office (“USPTO”). In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of Company common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount shall be 55,540, provided that during the Term, assignee does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao was entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, and that $112 of subscription payable is recorded. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to the this Agreement, Mr. Tian Yang was appointed by the Shao Heirs to be recipient and record holder of the Earned Shares and Remaining Shares (as defined in the original Technology Assignment Agreement).

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to November 30, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Report on Form S-1 for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (“Commission”) on November 12, 2021. More broadly, these factors include, but are not limited to:

●	We have incurred significant losses and expect to incur future losses;

●	We have limited operating history and limited business growth;

●	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination.

Description of Business

Plasma Innovative Inc., a Nevada corporation, were incorporated on July 22, 2021. We are an emerging cold plasma application company. We intend to use our proprietary, cold plasma technology to treat crops and plant seeds for agriculture. We believe that treated seeds yield healthier and more productive plants and crops. One of our directors has spent the last 16 years testing and developing this technology, which has been assigned to the Company.

We have begun the assembly and construction of our initial cold plasma processing unit which we will use for test purposes.

Plasma is called the fourth state of matter after gas, solid and liquid. It was identified by Sir William Crooks in 1879. Plasma is roughly defined as a collection of equal positive and negative charge carriers and has zero total charge. Mr. Shao, our director, has spent a number of years developing the application of cold plasma for the agriculture industry. In 2015, through his own internal testing, he discovered that cold plasma can interact with living organisms (biomolecules), thereby enabling living organisms (biomolecules) to obtain energy. Our process applies radio-frequency lighting supplied by the plasma source in a low-pressure vacuum environment to affect the seeds at the molecular level. As the plant life cycle develops from seed to yield bearing plants, our internal tests have indicated that the plants are healthier, demonstrating superior qualities over conventional, untreated seeds.

Although the favorable characteristics of our plasma process have been supported by our own internal testing, the results have not been corroborated by third party, independent tests.

RESULTS OF OPERATIONS

For the three months ended November 30, 2021, we did not recognize any revenues from operations.

For the three months ended November 30, 2021, we had a net loss from operations of $22,368 related to administrative expenses which consists primarily of professional fees.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers greenhouses and nurseries in the area and sate.

Net Loss

For the three months ended November 30, 2021, the Company had a net loss of $22,368, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $115,124 in working capital as of November 30, 2021.

Our primary uses of cash have been for operations. The main sources of cash have been from the private placement of our common stock. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	The need for additional equipment,

●	Development of a Company website,

●	Increases in advertising and marketing in order to attempt to generate more revenues, and

●	The cost of being a public company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of November 30, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

Change in Internal Control over Financial Reporting

During the quarter ended November 30, 2021, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

As previously reported, Hanliang Shao, our director, passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to the this Agreement, Mr. Tian Yang was appointed by the Shao Heirs to be recipient and record holder of the Earned Shares and Remaining Shares (as defined in the original Technology Assignment Agreement).

Item 6. Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

*	Filed herewith.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 14, 2022	PLASMA INNOVATIVE INC.

/s/ Zhi Yang
Zhi Yang President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)