Form 10-Q
period 2022-02-28
PLASMA INNOVATIVE INC.
filed 2022-04-15
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

As of April 6, 2022, there were 15,355,556 shares of common stock, $0.001 par value per share, outstanding.

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

PLASMA INNOVATIVE INC.
CONDENSED BALANCE SHEET
(UNAUDITED)

	February 28, 2022	August 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$87,121	$127,604
Prepaid expenses	—	11,000
Total Current Assets	87,121	138,604
Property, Plant and Equipment, net	1,159	—
Total Assets	$88,280	$138,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	—	—
Total Current Liabilities	—	—
Total Liabilities	—	—

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, par value $0.001; 65,000,000 shares authorized, 15,466,668 shares issued and outstanding	15,467	15,356
Additional paid in capital	124,700	124,700
Accumulated deficit	(51,887)	(1,452)
Total Stockholder’s Equity	88,280	138,604
Total Liabilities and Stockholder’s Equity	$88,280	$138,604

See accompanying notes are to the condensed financial statements.

PLASMA INNOVATIVE INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

Three Months Ended
February 28, 2022
Operating expenses
General and administrative expenses	$28,089
Total operating expenses	28,089
Net Loss from operations	(28,089)
Interest income	22
Loss before income tax	(28,067)
Income tax expense	—
Net loss	(28,067)
Net Loss Per Share: Basic and Diluted	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	15,411,729

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

Three Months Ended
February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(28,067)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation & Amortization expense	64
Net Cash Used in Operating Activities	(28,003)

NET INCREASE IN CASH
Cash, beginning of period	115,124
Cash, end of period	$87,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—
Cash paid for income tax	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issuance for service	$111

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the six months ended February 28, 2022
(UNAUDITED)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2021	15,355,556	$15,467	$124,700	$—	$(1,452)	$138,604
Shares payable for services	—	—	—	112	—	112
Net Loss	—	—	—	—	(22,368)	(22,368)
Balance, November 30, 2021	15,355,556	15,356	124,700	112	23,820	116,348
Shares payable for services	—	—	—	(112)	—	(112)
Shares issued for intangible assets at 0.001 per share on January 16, 2021	111,112	—	—	—	—	111
Net Loss	—	—	—	—	(28,067)	(28,067)
Balance, February, 2022	15,466,668	$15,467	$—	$—	$(51,887)	$88,280

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Plasma Innovative Inc. (the “Company”, “we”, “us” or “our”) was incorporated on July 22, 2021 under the law of the State of Nevada for the purpose of researching, developing, designing, manufacturing, and distributing cold plasma equipment for application in the agriculture industry.

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended February 28, 2022, the Company has no revenues. Management’s plans are to initially market our technologies to farmers, nurseries, greenhouses close to our facilities in Pennsylvania and collaborate with agriculture department at various universities to expend business. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q. They do not include all information and notes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes to Financial Statements included in our Registration Statement on Form S-1 as amended, filed with the Securities and Exchange Commission (“Commission”) on September 24, 2021.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $87,121 of cash as of February 28, 2022.

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

The Company had property and equipment of $1,159 as of February 28, 2022.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes capitalization policy of its assets based on dollar amount that are more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expense of $65 for the three months ended February 28, 2022.

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

Revenue Recognition

The Company will recognize revenue in accordance with ASC Topic 606 “Revenue Recognition”. The Company recognizes revenue when products are fully delivered, or services have been provided and collection is reasonably assured.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2022 were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects is anti-dilutive. As of February 28, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of February 28, 2022 and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On August 8, 2021, the Company entered into an Office Space Using Agreement with Pietro Industries Inc. (“Pietro”) for its office building located in 523 School House Road, Kennett Square, PA 19348. The agreement was to terminate on July 31, 2022.

On September 18, 2021, but effective August 28, 2021, the Company and Pietro signed a termination agreement which effectively terminated the Office Space Using Agreement and a separate Joint Testing and Evaluation Agreement are terminated and no longer in force or effect. On that same date, Pietro agreed to allow the Company to use 1,000 square feet at its premises month to month on a rent-free basis.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 common stock, $0.001 par value per share and 10,000,000 preferred stocks, $0.001 par value per share. There were 15,466,668 shares of common stock issued and outstanding as of February 28, 2022.

On August 6, 2021, the Company entered into the Technology Assignment Agreement with Hanliang Shao , a director of the Company. Pursuant to the agreement, Mr. Saho conveyed to the Company all of his rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of Company common stock upon the filling of a patent with the US Patent and Trademark Office (“USPTO”). In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of Company common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount will be 55,540, provided that during the Term, assignee does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao was entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a total value of $111.00  . Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be recipient and record holder of the Earned Shares and remaining Shares (as defined in the original Technology Assignment Agreement).

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to February 28, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those risk factors discussed in our Registration Statement, as amended, on Form S-1 for the fiscal year ended August 31, 2021, filed with the Securities and Exchange Commission (“Commission”) on September 24, 2021. More broadly, these factors include, but are not limited to:

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

We have begun the assembly and construction of our initial cold plasma processing unit which we will use for test purposes. We expect the unit to be completed in late 2022.

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

RESULTS OF OPERATIONS

For the three months ended February 28, 2022, we did not recognize any revenues from operations.

For the three months ended February 28, 2022, we had a net loss from operations of $28,067 related to administrative expenses which consists primarily of professional fees.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers greenhouses and nurseries in the area and sate.

Net Loss

For the three months ended February 28, 2022, the Company had a net loss of $28,067, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $87,121 in working capital as of February 28, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of February 28, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the quarter ended February 28, 2022, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

None

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

Date: April 15, 2022	PLASMA INNOVATIVE INC.

/s/ Zhi Yang
Zhi Yang President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)