Form 10-Q
period 2022-05-31
PLASMA INNOVATIVE INC.
filed 2022-07-22
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” ”non-accelerated filer,” ” smaller reporting company,” and ” emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

As of July 13, 2022, there were 15,466,668 shares of common stock, $0.001 par value per share, outstanding.

Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

PLASMA INNOVATIVE INC.

CONDENSED BALANCE SHEET

	May 31, 2022 (unaudited)	August 31, 2021 (audited)
ASSETS
Current Assets
Cash and cash equivalents	$86,630	$127,604
Prepaid expenses	-	11,000
Total Current Assets	86,630	138,604
Property, Plant and Equipment, net	1,094	-
Total Assets	$87,724	$138,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	-	-
Total Current Liabilities	-	-
Total Liabilities	-	-

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 65,000,000 shares authorized, 15,466,668 shares issued and outstanding	15,467	15,356
Additional paid in capital	124,700	124,700
Accumulated deficit	(52,443)	(1,452)
Total Stockholder’s Equity	87,724	138,604
Total Liabilities and Stockholder’s Equity	$87,724	$138,604

See accompanying notes are to the condensed financial statements.

PLASMA INNOVATIVE INC.

CONDENSED STATEMENT OF OPERATIONS

For the three months and nine months ended May 31, 2022 (unaudited)

	Three Months Ended	Nine Months Ended
Operating expenses
General and administrative expenses	$565	$51,022
Total operating expenses	565	51,022
Net Loss from operations	(565)	(51,022)
Interest income	9	31
Loss before income tax	(556)	(50,991)
Income tax expense	-	-
Net loss	(556)	(50,991)
Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	15,411,729	15,411,729

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended May 31, 2022 (unaudited)

2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(50,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	195
Prepaid expense	11,000

Net Cash Used in Operating Activities	(39,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(1,289)
Net Cash used in Investing Activities	(1,289)

NET INCREASE IN CASH	-
Cash, beginning of period	127,604
Cash, end of period	$86,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for income tax	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services	111

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine months ended May 31, 2022

(UNAUDITED)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2021	15,355,556	$15,356	$124,700	$-	$(1,452)	$138,604
Shares payable for services	-	-	-	112	-	112
Net Loss	-	-	-	-	(22,368)	(22,368)
Balance, November 30, 2021	15,355,556	15,356	124,700	112	(23,820)	116,348
Shares payable for services	-	-	-	(112)	-	(112)
Shares issued for intangible assets at 0.001 per share on January 12, 2022	111,112	111	-	-	-	111
Net Loss	-	-	-	-	(28,067)	(28,067)
Balance, February 28, 2022	15,466,668	15,467	124,700	(112)	(51,887)	88,280
Net Loss	-	-	-	-	(556)	(556)
Balance, May 31, 2022	15,466,668	$15,467	$124,700	$-	$(52,443)	$87,724

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Plasma Innovative Inc. (the “Company”, “we”, “us” or “our”) was incorporated on July 22, 2021, under the law of the State of Nevada for the purpose of researching, developing, designing, manufacturing and distributing cold plasma equipment for application in the agriculture industry.

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the nine and three months ended May 31, 2022, the Company has no revenues. Management’s plans are to initially market our technologies to farmers, nurseries, and greenhouses close to our facilities in Pennsylvania and collaborate with agriculture departments at various universities to expand the business. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $86,630 of cash as of May 31, 2022.

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

The Company had property and equipment of $1,094 as of May 31, 2022.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes a capitalization policy for its assets based on the dollar amount that is more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expense of $65 for the three months ended May 31, 2022.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets, and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2022, there were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects is anti-dilutive. As of May 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of May 31, 2022, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On August 8, 2021, the Company entered into an Office Space Using Agreement with Pietro Industries Inc. (“Pietro”) for its office building located in 523 School House Road, Kennett Square, PA 19348. The agreement was to terminate on July 31, 2022.

On September 18, 2021, but effective August 28, 2021, the Company and Pietro signed a termination agreement which effectively terminated the Office Space Using Agreement and a separate Joint Testing and Evaluation Agreement between the parties. On that same date, Pietro agreed to allow the Company to use 1,000 square feet at its premises month to month on a rent-free basis.

NOTE 5 - COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 common stock, $0.001 par value per share and 10,000,000 preferred stocks, $0.001 par value per share. There were 15,466,668 shares of common stock issued and outstanding as of May 31, 2022.

On August 6, 2021, the Company entered into the Technology Assignment Agreement with Hanliang Shao, a director of the Company. Pursuant to the agreement, Mr. Shao conveyed to the Company all his rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of Company’s common stock upon the filing of a patent with the US Patent and Trademark Office (“USPTO”). In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of Company common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount is 55,540, provided that during the Term, the assignee does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao was entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a value of $111. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be the recipient and record holder of the shares of common stock issuable under the Technology Assignment Agreement.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to May 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

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

Description of Business

Plasma Innovative Inc., a Nevada corporation, was incorporated on July 22, 2021. We are an emerging cold plasma application company. We intend to use our proprietary, cold plasma technology to treat crops and plant seeds for agriculture. We believe that treated seeds yield healthier and more productive plants and crops. One of our directors has spent the last 16 years testing and developing this technology, which has been assigned to the Company.

We have begun the assembly and construction of our initial cold plasma processing unit which we will use for test purposes. We expect the unit to be completed in late 2022.

Plasma is called the fourth state of matter after gas, solid, and liquid. Sir William Crooks identified it in 1879. Plasma is roughly defined as a collection of equally positive and negative charge carriers and has zero total charge. Mr. Shao, our director, has spent a number of years developing the application of cold plasma for the agriculture industry. In 2015, through his own internal testing, he discovered that cold plasma could interact with living organisms (biomolecules), thereby enabling living organisms (biomolecules) to obtain energy. Our process applies radio-frequency lighting supplied by the plasma source in a low-pressure vacuum environment to affect the seeds at the molecular level. As the plant life cycle develops from seed to yield-bearing plants, our internal tests have indicated that the plants are healthier, demonstrating superior qualities over conventional, untreated seeds.

Although the favorable characteristics of our plasma process have been supported by our own internal testing, the results have not been corroborated by third-party, independent tests.

RESULTS OF OPERATIONS

For the nine and three months ended May 31, 2022, we did not recognize any revenues from operations.

For the nine and three months ended May 31, 2022, we had a net loss from operations of $50,991 and $556, respectively related to administrative expenses which consist primarily of professional fees.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers’ greenhouses and nurseries in the area and state.

Net Loss

For the nine and three months ended May 31, 2022, the Company had a net loss of $50,991 and $556 respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $86,630 in working capital as of May 31, 2022.

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of May 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the quarter ended May 31, 2022, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings

There is presently no material pending legal proceedings to which the Company, any executive officer, any owner of the record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

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

Date: July 22, 2022	PLASMA INNOVATIVE INC.

/s/ Zhi Yang
Zhi Yang President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)