Form 10-K
period 2022-08-31
PLASMA INNOVATIVE INC.
filed 2022-11-17
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2022

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-259772

PLASMA INNOVATIVE INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-1918342
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

523 School House Rd.
Kennett Square, PA 19348
(Address of principal executive offices)

267-467-5871
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0 due to lack of trading market.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,466,668 common shares issued and outstanding as of November 17, 2022.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “Plasma Innovative” in this Annual Report collectively refers to Plasma Innovative Inc., a Nevada corporation.

Item 1. Business

DESCRIPTION OF BUSINESS

Company Overview

We were incorporated on July 22, 2021. Plasma Innovative Inc., a Nevada corporation, is an emerging cold plasma application company. We intend to use our proprietary, cold plasma technology to treat crops and plant seeds for agriculture. We believe that treated seeds yield healthier and more productive plants and crops. One of our directors has spent the last 16 years testing and developing this technology, which has been assigned to the Company.

Since our inception, we have undertaken the following operations:

➢	On August 6, 2021, we entered into the Technology Assignment Agreement (described below) with Mr. Hanliang Shao, our director, pursuant to which we acquired certain cold plasma technology used in our business.

➢	On or about August 19, 2021, we competed the private placement of 1,300,000 shares of our common stock at a price of $0.10 per share for a total offering of $130,000.

➢

We have made preliminary contact with the Pennsylvania Department of Agriculture, who in turn have introduced us to the director of a large university in Pennsylvania. We are hopeful that we may be able to collaborate with this and other universities so as to reach local farmers, nurseries, greenhouses and seed companies.

➢	In early 2022, we began collaborating with a Chinese plasma company to apply our technology for the reduction of chemicals and pesticides on herbs and teas grown in China (See “Recent Events” below).

As of the date of this filing, we have begun the assembly and construction of our initial cold plasma processing unit which we will use for test purposes. We expect the unit to be completed by the end of first calendar quarter 2023.

Technology Assignment Agreement

As mentioned above, on August 6, 2021, we entered into the Technology Assignment Agreement with Mr. Shao, our former director. Pursuant to the agreement, Mr. Shao conveyed to us all of rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of our common stock upon the filing of a patent for the three technologies with the US Patent and Trademark Office (“USPTO”) which relate to our plasma process. In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of our common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount shall be 55,540, provided that during the Term, he does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao was entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a value of $111. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be the recipient and record holder of the shares of common stock issuable under the Technology Assignment Agreement. As our one of key researchers and founders passed away, Our business execution met big impact and we intend to file patents with the USPTO for the technologies by the end of the second calendar quarter of 2023.

Description of Plasma in General and Cold Plasma

Plasma is called the fourth state of matter after gas, solid and liquid. It was identified by Sir William Crooks in 1879. Plasma is roughly defined as a collection of equal positive and negative charge carriers and has zero total charge. It is actually a partially ionized gas, which may be a gaseous complex composed of electrons, ions of any polarity, gaseous atoms and molecules in any high-energy. It is estimated that outside of our planetary system, 99% of the universe is in a plasma state, that is, the earth is also surrounded by a layer of natural plasma called the ionosphere. Lightning, comet tails, and northern lights are also natural plasmas.

Plasma and is generally distinguished by temperature, meaning hot plasma in contrast with cold plasma. The temperature of hot plasma ranges from several thousand degrees to one hundred thousand degrees, while the temperature of cold plasma is room temperature.

Hot plasma typically is generated by an arc discharge at a pressure equal to or higher than the atmospheric pressure. Highly widespread in nature (in the form of comets, galaxies, flashes, lightning), they are characterized by a high frequency of collision between electrons and gas molecules and a high gas temperature of many thousands of degrees.

Low-pressure cold plasma technology also is referred to as vacuum plasma technology. This technology has its origin in the processing of semiconductor materials and printed circuit boards. Cold plasma also has been used recently to inactivate contaminating microbes on meats, poultry, fruits, and vegetables.

Description of Our Technology

Mr. Shao, our former director, spent a number of years developing the application of cold plasma for the agriculture industry. In 2015, through his own internal testing, he discovered that cold plasma can interact with living organisms (biomolecules), thereby enabling living organisms (biomolecules) to obtain energy. Our process applies radio-frequency lighting supplied by the plasma source in a low-pressure vacuum environment to affect the seeds at the molecular level. The process occurs in a bacteria free environment with no emissions of any kind. Mr. Shao’s internal tests have indicated that radio-frequency lighting creates a photochemical reaction of seeds on the molecular level, similar to the impact of sunlight on a seed or plant. In sum, the plasma energy is transported and stored into the cells of the seeds. The stored energy increases the metabolic activity in the seed. The result of the metabolic activity is the permeability of the seed surface increases which allows for a greater uptake and retention of water and nutrients. Our process does not involve genetic modification of seeds. As the plant life cycle develops from seed to yield bearing plants, our internal tests have indicated that the plants are healthier, demonstrating superior qualities over conventional, untreated seeds.

These qualities include;

●	Increased crop yields. Our internal tests have indicated plant yield increases of between 6-8% on average and crop dependent. Increased plant yields result in greater profit for growers.

●	Reduced fertilizer use. Our seeds become charged with energy, as a result, we will recommend a reduction of fertilizer of approximately 20% because of the seed treated to become more viable per our internal tests. This advantage has an ecological and cost benefit. Reduced fertilizer has a favorable impact on the environment causing less fertilizer runoff in rivers, streams and lakes with a concomitant cost saving to the grower.

●	Reduced need for pesticides. Because our process delivers a healthier plant which in turn is more disease resistant, we will recommend a reduction of 20% in pesticides per our internal tests. Similar to fertilizer use, reduced chemical inputs yield an ecological and cost benefit.

●	Greater ability to withstand stresses. Again, a healthier plant is better able to withstand stress from drought, frost and heat. This means that crop damage can be minimized during unseasonal weather conditions resulting in a cost benefit to the grower.

●	Improved germination rate. Our germination rates range from 90% to 98% crop dependent compared to normal germination rates of 85%-90% crop dependent per our internal tests. This means that fewer seeds die in the planting and grow process. This benefit in turn produces higher annual yields separate from the plant yield increase discussed above.

Although the favorable characteristics of our plasma process described above have been supported by our own internal testing, the results have not been corroborated by third party, independent tests.

Initial and Future Processing Plants.

We have begun assembly of our initial processing plant. The initial plant will be a test plant and thus smaller than a fully operational plant. The test plant will be assembled at our facilities located at our facility in 523 School House Rd., Kennett Square, PA 19348. For our test unit, we will purchase off the shelf components provided by a number of suppliers, including a plasma power supply and vacuum pump. We have designed other components which will be fabricated by third parties and assembled at our facility. We intend to purchase or design similar but larger components for our fully operational plants which we likewise will assemble at our facility.

The below picture depicts a replica of a full production unit.

(picture #1)

The process is as follows:

-	Seeds are poured into the vertical, intake cannister (top right in picture #1), which drop into a conveyer belt housed in the horizontal cannister (see conveyer belt depicted in picture #2 below),

(picture #2)

-	The equipment is locked and the vacuum pump is engaged to replace the air in the chamber;

-	The plasma power supply is engaged at pre-determined parameters and the seeds enter the plasma chamber on the conveyor belt,

-	After a brief period of plasma contact (10-20 seconds), the seed drop into the vertical, output cannister (bottom left in picture #1), the plasma power is turned off and the treatment ends.

-	The entire process occurs within 6-8 minutes.

The process described above will treat roughly 44 pounds of seeds per application using a full production unit.

Our Growth Strategy

We intend to initially market our technologies to farmers, nurseries, greenhouses and seed companies in close proximity to our facilities in Pennsylvania. We will invite potential users to our facility to conduct a test runs on various crops and plants. In order to facilitate that process, we will contact agriculture departments at major universities with the hopes of establishing collaborative testing of our technology. We believe favorable arrangements with these agriculture departments will lead to introductions to major farmers, nurseries and greenhouses in the area or state.

During the testing period, we expect to process a small quantity of seeds of various crops and plants per user and then have the user plant and cultivate the seeds in a comparative setting against their conventional or control methods. We expect the grow cycle to occur at the user’s location. We will require all test participants to provide us with a range of data points during certain times during the grow cycle. These data points will include germination rates, height, diameter, color, weight and yields of plants.

We believe a test period to run between 3 to 6 months which represents the growth cycle through harvest of various crops and plants. Following the harvests, we will analyze the data independently and with the test participant. Once the test period concludes, we are hopeful to enter into a processing arrangement with test participants whereby we process their seeds at an agreed fee based on the number of seed pounds processed. However, at this time, we do not have any fee arrangements and can not predict the fee that we be able to charge to our customers.

In addition to developing direct relationships with local farmers, nurseries, greenhouses and seed companies discussed above, in the first half of 2023 after the test equipment is constructed, we intend to:

■	Collaborate with agriculture departments at various universities. We intend to contact various universities in the Northeast so as to use and test our technology in a controlled environment (ie against conventional measures). Many farmers and growers rely on university agriculture departments to assess new technologies. In addition, university agriculture departments provide entry to local farmer cooperatives. Cooperatives generally consist of the larger growers in the area that pool their buying and selling resources. We believe that favorable test results from university agriculture departments will cause us to penetrate the local market.

■	Expand to other geographical regions in the US. We will attempt to replicate these efforts in other agricultural regions in the United States, with a particular emphasis on those regions that have longer growing seasons found in southern states, particularly Florida and western states, particularly, California and Arizona.

Arrangement with Pietro Industries Inc.

On August 8, 2021, the Company signed Joint and Evaluation Agreement with Pietro Industries Inc. for the purpose of jointly testing, evaluating and optimizing various technologies and process to verify the feasibility of mushroom stump processing at a commercial scale. The parties also signed an agreement allowing the Company to use the premises at 523 School House Rd., Kennett Square, PA 19348 in connection with the Joint and Evaluation Agreement. On September 18, 2021 but effective August 28, 2021, the Company and Pietro signed a termination agreement which ended the Office Space Using Agreement and Joint Testing and Evaluation Agreement. On that same date, Pietro agreed to allow the Company to use 1,000 square feet at its premises month to month on a rent free basis.

Recent Events.

In January 2022, the Company began collaborating with a Chinese plasma company to determine the effectiveness of the Company’s cold plasma technology in reducing common chemicals and pesticides used in growing herbs in China. In March 2022, the Company conducted tests using its technology on several Chinese herbs supplied by the Chinese company (“Initial Test”) and the processed herbs were then shipped back to the Chinese company. The Chinese company tested the processed herbs and informed the Company the processed herbs had a substantial reduction in the chemicals and pesticides.

Following the Initial Test, in August and September 2022, the Chinese company sent an additional 10 herbs for processing. The Company expects to complete the processing during November 2022. It has required that the Chinese company a complete chemical analysis of the herbs pre and post treatment. In addition, in October 2022, the Company entered into an agreement with the Chinese plasma company to further explore the use of the technology for Chinese herbs and teas. Under the agreement, the parties will attempt to mutually agree on the testing protocols and the equipment design for a new plasma plant. If the parties reach an agreement on such plans, the Chinese company will pay the company the sum of $10,000 as an upfront fee. In addition, the Chinese company will pay for all costs associated with the design, assembly and production of the new plasma plant. Once the plant is operational, the Company will be entitled to receive 20% of all service fees received by the Chinese company for the treatment of herbs using the technology.

Competition and Our Competitive Strengths.

While the Company believes that there is no similar commercialized application of cold plasma for plant and crop seeds, it believes that it nonetheless will face competition in the agriculture market from other products, such as biologic products. Agricultural biologicals are a diverse group of products derived from naturally occurring microorganisms, plant extracts, beneficial insects or other organic matter. They are seed treatment systems that are derived from natural materials like plant extracts to improve the crop yield and ensures nutrient growth of the plant. They also are the substitutes of harmful chemicals that damage the environment. Agricultural biologicals are not only eco- friendly but also helps the farmers to grow healthier and nutritious food. Agricultural biologicals are used to replace the chemicals in farming to prevent the crops from diseases, weeds etc. to maintain crop health. Multiple companies are working for the development of highly performing agricultural products such as pesticides and fertilizers.

They are typically broken down into two or three major categories according to their use in agriculture:

●	Biostimulants (plant growth/productivity enhancement products),

●	Biopesticides (plant protection or biocontrol products), and

●	Biofertility (plant nutrition products).

However these products are generally one use specific, meaning these products can treat one specific type of disease. In addition, they are significantly more expensive than conventional fertilizer and pesticides.

Key players operating in global agricultural biologicals market include BASF SE(Germany), Vegalab S.A.(US), Isagro S.P.A.(Italy), Evogene Ltd(Israel), Syngenta Crop Protection AG(Switzerland), Marrone Bio Innovations(US), UPL(India), Bayer AG(Germany), Valent Biosciences, Lallemand Inc., Koppert Biological Systems, Valagro S.P.A., Novozymes, CBF China Biofertilizers AG, Biolchim SPA, Symborg, Bienvenido, Andermatt Biocontrol AG, Verdesian Life Sciences., SEIPASA, Biobest Group NV, The DOW Chemical Company, Arysta Lifescience Limited, Certis USA LLC.

Regulatory Matters

As mentioned hereinabove, the unit operates under low vacuum, so any emissions are internally contained. Because the process involves no chemical reactions and no emissions, there are no requirement for federal/state/local approvals for our process or products, including any environmental approvals. Because low energy plasmas do require high voltage power supplies, we will conform to standard local safety measures and regulations.

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations. We are subject to the laws and regulations of those jurisdictions in which we plan to conduct our business, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Employees

As of the date of this Prospectus, we have no full time employees. Our officers and directors each will spend between 15 to 40 hours per week on the affairs of the Company, depending on the circumstances. However, each officer and director will have other business interest and thus, certain conflicts may arise from time to time regarding their allocation of time between the business of the Company and such other business interests. Currently, we have not entered into an employment agreement with any of our officers. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. During the next 3 to 12 months, we intend to hire an intern familiar with cold plasma to assist with our applications and a bookkeeper for our operations. Apart from that hire, management does not plan to hire additional employees at this time.

Properties

Our corporate offices are located at 523 School House Road, Kennett Square, PA 19348. The lease began on August 1, 2021, is month to month and is rent free. The principal of the lessor is a business associate of Mr. Yang.

Our Intellectual Property.

We intend to file for patent protection in the United States on certain aspects of our technology involving the rationality of the working gas inlet and making the glow discharge more uniform. At the present time, we have not prepared the patent application. Any application filed will be for a utility invention patent. The term for a utility patent in the United States is 20 years. We have not made a determination whether we will file for patent protection in any foreign jurisdictions. We can not guarantee that we will receive a patent in the United States or elsewhere from any patent application.

Presently, however, we do not have any patents protecting our technology. Instead, we rely on trade secrets and know-how using the process developed by our director, Mr. Shao. There is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all future employees that work on our premises to enter into strict confidentiality agreements. Presently, however, we have no paid employees. These agreements may not provide meaningful protection for our unpatented technology in the event of an unauthorized use, misappropriation or disclosure. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise.

In general, the level of protection afforded by a patent is directly proportional to the ability of the patent owner to protect and enforce those rights through legal action. Since our financial resources are limited, and patent litigation can be both expensive and time consuming, there can be no assurance that we will be able to successfully prosecute an infringement claim in the event that a competitor develops a technology or introduces a product that infringes on one or more of our patents or patent applications. There can be no assurance that our competitors will not independently develop other technologies that render our proposed products obsolete. In general, we believe the best protection of our proprietary technology will come from market position, technical innovation, speed-to-market, and product performance. There is no assurance that we will realize any benefit from our intellectual property rights.

Product Liability.

Due to nature of the Company’s business, the Company may face claims for product liability resulting from the failure of its cold plasma technology. Presently, the Company does not maintain any product liability insurance to cover any claims for any process failures.

Item 1A. Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following known material risks and uncertainties in addition to other information in this prospectus in evaluating our company and its business before purchasing shares of our company’s common stock. You could lose all or part of your investment due to any of these risks.

Risk Factors Relating to Our Business

WE HAVE LIMITED OPERATING HISTORY AND LIMITED BUSINESS GROWTH. We are a newly formed company; therefore we have had limited operations which makes it difficult to evaluate our business and our prospects. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small operating company trying to expand its business enterprise and the highly competitive environment in which we will operate. Consequently, there can be no assurance that the business of the Company will grow in the future. Moreover, because of our limited operating history, it is difficult to extrapolate any meaningful projections about the Company’s future. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the fiscal year ended August 31, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

THE EFFICACY OF TECHNOLOGY HAS NOT SUPPORTED BY ANY INDEPENDENT STUDIES OR TESTS. Our cold plasma technology has been developed by our former director, Mr. Shao. He spent a number of years developing and testing various aspects of his current protocols which have demonstrated favorable results. Nonetheless, these protocols, procedures and results have not been corroborated by third party, independent studies proving the efficacy of technology. As result, it is conceivable, that despite the efforts of our former director, our cold plasma process may not be as efficacious as we believe, which would have a substantial negative on our Company and our operations.

WE MAY NOT BE ABLE TO ESTABLISH COLLABORATIVE ARRANGEMENTS. Part of our business strategy includes contacting agriculture departments at major universities with the hopes of establishing collaborative testing of our technology. If we are unsuccessful in establishing these collaborative arrangements, the commercialization of our technology, our operating results and business prospects will be negatively impacted.

WE WILL RELY UPON THIRD PARTIES FOR TESTING AND REPORTING OF RESULTS. Our business strategy also provides that we will rely upon farmers, nurseries and greenhouses (ie our test participants) to plant and cultivate treated seeds in a comparative setting against their conventional or control methods. We also will require all test participants to provide us with a range of data points at certain times during the grow cycle. These data points will include germination rates, height, diameter, color, weight and yields of plants. If we cannot obtain accurate reporting information from our test participants, we will have a difficult time proving the competitive advantages of our technology. Thus, our operating results and business prospects also will be negatively impacted.

WE MAY FACE A LONG SALES CYCLE. As we proceed to apply our technology, we may face skepticism from potential users like farmers and seed companies. Thus, despite any favorable test results that we may receive from third parties, any new user may require their own independent tests and studies which would lengthen our sales cycle and delay revenue growth.

WE MAY FACE PRODUCT LIABILITY CLAIMS. Due to the nature of our business, we may face claims for product liability. These claims may arise from the crop failures due to seeds processed by us. While we feel confident in efficacy of our technology, we cannot provide assurances that product liability claims will not arise in the future.

Moreover, litigation or adverse publicity resulting from these allegations could materially and adversely affect our business, regardless of whether the allegations are valid or whether we are liable. Currently we have no product liability insurance coverage, and even if there was such coverage, there would be no assurance that such coverage would be sufficient to properly protect us. Further, claims of this type, whether substantiated or not, may divert our financial and management resources from revenue generating activities and the business operation.

WE WILL NEED ADDITIONAL FINANCING IN ORDER TO GROW OUR BUSINESS. We do not have significant assets with which to expand our business. We intend to expand our business through increased marketing efforts in the United States which will require the purchase of additional equipment. These additional expenditures are intended to be funded from cash on hand and, if necessary, third party sources, including the incurring of debt and/or the sale of additional equity securities. In addition to requiring additional financing to fund expansion, the Company may require additional financing to fund working capital and operating losses in the future should the need arise. The incurrence of debt creates additional financial leverage and therefore an increase in the financial risk of the Company’s operations. The sale of additional equity securities will be dilutive to the interests of current equity holders. In addition, there can be no assurance that such additional financing, whether debt or equity, will be available to the Company or that it will be available on acceptable commercial terms. Any inability to secure such additional financing on appropriate terms could have a materially adverse impact on the business, financial condition and operating results of the Company.

OUR COLD PLASMA PROCESS MAY NOT ACHIEVE COMMERCIAL SUCCESSES IN THE MARKETPLACE. Our cold plasma process may not be acceptable in the marketplace for a variety of factors. One factor may be that farmers and seed companies may be loath to change their existing protocols and processes. Another factor may be the development of competitive biological products that have the same impact on plants and seeds as our process. The occurrence of either of these factors may impact the successful reception of our product in the marketplace and negatively impair our further revenue potential.

WE DO NOT HAVE A TESTED REVENUE MODEL. We expect to charge a fee to our users to process their seeds using our technology, however at this time, we do not have any commercial users under any fee arrangement. Therefore, we do not know what fee arrangement may be acceptable to users, which include farmers, nurseries, greenhouses and seed companies. There is no guarantee that any fee arrangements acceptable to users may not be sufficient to generate sufficient profits for the Company.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY ADEQUATELY. Our technology is an essential asset of our business. To establish and protect our intellectual property rights, we rely primarily upon a trade secrets, and to a lesser extent, contractual provisions with one director and future employees. Further, our technology is not patent, although we may attempt to do so in the future. Resultantly, our efforts to protect our intellectual property may not be sufficient or effective. If these measures do not protect our intellectual property rights, third parties could use the Company’s technology, and its ability to compete in the market would be reduced significantly.

In addition, we may not be effective in policing unauthorized use of our intellectual property. Even if we do detect violations, we may need to engage in litigation to enforce our intellectual property rights. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert our management’s attention. In addition, our efforts may be met with defenses and counterclaims challenging the validity and enforceability of our intellectual property rights or may result in a court determining that our intellectual property rights are unenforceable. If we are unable to cost-effectively protect our intellectual property rights, then our business could be harmed.

WE MAY BE SUBJECT TO INTELLECTUAL PROPERTY CLAIMS, WHICH ARE EXTREMELY COSTLY TO DEFEND. To the extent we gain greater business recognition, we may face a higher risk of being the subject of intellectual property claims. Third-party intellectual property rights may cover significant aspects of our technologies or business methods. Any intellectual property claim against us, with or without merit, could be time consuming and expensive to settle or litigate and could divert the attention of our management. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters.

WE MAY INCUR SIGNIFICANT COSTS TO BE A PUBLIC COMPANY TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS AND WE MAY NOT BE ABLE TO ABSORB SUCH COSTS. We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect these costs to approximate $50,000 per year, consisting of $25,000 in legal, $20,000 in audit and $5,000 for EDGAR filing and transfer agent fees. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We may not be able to cover these costs from our operations and may need to raise or borrow additional funds. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

OUR SOLE EXECUTIVE OFFICER AND DIRECTOR MAY HAVE A CONFLICT OF INTEREST WITH THE MINORITY SHAREHOLDERS AT SOME TIME IN THE FUTURE. Our sole Executive Officer and Directors beneficially own approximately 91.2% of our outstanding common stock. The interests of our Officers and Directors may not be, at all times, the same as that of our other shareholders. Our sole Officer and Director is not simply a passive investor but also is the sole executive of the Company, his interest as an executive may, at times be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our director exercising, in a manner fair to all of our shareholders, his fiduciary duty as officer or as member of the Company’s Board of Directors. Also, our sole director will have the ability to control the outcome of most corporate actions requiring shareholder approval, including the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership may also have the effect of delaying, deferring or preventing a change of control of us, which may be disadvantageous to minority shareholders.

BECAUSE OUR SOLE OFFICER AND DIRECTOR MAY IN FUTURE HAVE OUTSIDE BUSINESS ACTIVITIES, THERE IS A POTENTIAL CONFLICT OF INTEREST, INCLUDING THE AMOUNT OF TIME HE WILL BE ABLE TO DEDICATE TO THE COMPANY. Currently our sole officers, who also is the sole director, has been working on promoting business for the Company. A potential conflict of interest may arise in the future that may cause our business to fail, including conflicts of interest in allocating their time to our Company and his other business interests. While our officer has verbally agreed to devote sufficient time and attention to the affairs of the Company, we have no written arrangement with him regarding this matter. As a result, we may face conflicts between business decisions that he may have to make regarding our operations and that of his other business interests.

BECAUSE OUR MANAGEMENT DOES NOT HAVE PRIOR EXPERIENCE RUNNING A PUBLIC COMPANY, WE MAY HAVE TO HIRE INDIVIDUALS OR SUSPEND OR CEASE OPERATIONS. Because our management has limited prior experience in running a public company, including the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.

INDEPENDENT AUDIT COMMITTEE. Although the common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by NASDAQ. Currently, the Company has no independent audit committee. The full board of directors functions as audit committee and is comprised of two directors, none of whom are considered to be “independent” in accordance with the requirements set forth in NASDAQ Listing Rule 5605(a)(2). An independent audit committee plays a crucial role in the corporate governance process, assessing our Company’s processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the board of directors from being independent from management in its judgments and decisions and its ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of the business could be compromised. An independent audit committee is required for listing on any national securities exchange; therefore until such time as we meet the audit committee independence requirements of a national securities exchange, we will be ineligible for listing on any national securities exchange.

Risks Related to Our Common Stock

SALES OF OUR COMMON STOCK IN RELIANCE ON RULE 144 MAY REDUCE PRICES IN THAT MARKET BY A MATERIAL AMOUNT. A significant number of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted securities, those shares may be resold only pursuant to an effective registration statement or pursuant to the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate (i.e., an officer, director or control person) who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of the issuer’s outstanding common stock. The alternative limitation on the number of shares that may be sold by an affiliate, which is related to the average weekly trading volume during the four calendar weeks prior to the sale is not available to stockholders of companies whose securities are not traded on an “automated quotation system”; because the OTC-QB Market is not such a system, market-based volume limitations are not available for holders of our securities selling under Rule 144.

Pursuant to the provisions of Rule 144, there is no limit on the number of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days before the date of the proposed sale) after the restricted securities have been held by the owner for a prescribed period, although there may be other limitations and/or criteria to satisfy. A sale pursuant to Rule 144 or pursuant to any other exemption from the Securities Act, if available, or pursuant to registration of shares of our common stock held by our stockholders, may reduce the price of our common stock in any market that may develop.

YOU MAY NOT BE ABLE TO LIQUIDATE YOUR INVESTMENT SINCE THERE IS NO ASSURANCE THAT A PUBLIC MARKET WILL DEVELOP FOR OUR COMMON STOCK OR THAT OUR COMMON STOCK WILL EVER BE APPROVED FOR TRADING ON A RECOGNIZED EXCHANGE. There is no established public trading market for our securities. Although we intend to be quoted on the OTC-QB Market in the United States, our shares are not and have not been quoted on any exchange or quotation system. We cannot assure you that a market maker will agree to file the necessary documents with the FINRA, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

SHOULD OUR STOCK BECOME QUOTED ON THE OTC MARKETS, IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET. Companies quoted on the OTC-QB tier of OTC Markets, such as we are seeking to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC-QB. If we fail to remain current on our reporting requirements, we could be removed from the OTC-QB tier. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC-QB tier, which may have an adverse material effect on our Company.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK. Under U.S. federal securities legislation, our common stock will constitute “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

IN THE FUTURE, WE MAY ISSUE ADDITIONAL COMMON AND PREFERRED SHARES, WHICH WOULD REDUCE INVESTORS’ PERCENT OF OWNERSHIP AND MAY DILUTE OUR SHARE VALUE. Our Articles of Incorporation authorize the issuance of 65,000,000 shares of common stock. As of the date of this prospectus, the Company had 15,355,556 shares of common stock outstanding. Accordingly, we may issue up to an additional 49,644,444 shares of common stock. We may value any common stock issued in the future on an arbitrary basis. In addition, we may issue up to 10,000,000 shares of preferred stock, subject to the approval of a majority of shareholders (which majority is held by our founder, Mr. Yang). The issuance of common stock or preferred stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

WE ARE SUBJECT TO THE REPORTING REQUIREMENTS OF SECTION 15(D) OF THE EXCHANGE ACT WHICH IS LESS RESTRICTIVE ON US AND OUR INSIDERS. In order for us to become a fully reporting company under Section 12(g) of the Exchange Act, we will have to file a Registration Statement on Form 8-A. If we do not become subject to Section 12 of the Exchange Act, we will be subject to Section 15(d) of the Exchange Act, and as such we will not be required to comply with (i) the proxy statement requirements which means shareholders may have less notice of pending matters, and (ii) the Williams Act which requires disclosure of persons or groups that acquire 5% of a company’s publicly traded stock and also regulates tender offers. In addition, our officer, director and 10% stockholder will not be required to submit reports to the SEC on their stock ownership and stock trading activity. These reports include Form 3, 4 and 5. Therefore, as a shareholder, less information and disclosure concerning these matters will be available to you.

WE DO NOT INTEND TO PAY ANY CASH DIVIDENDS ON OUR COMMON STOCK, OUR STOCKHOLDERS WILL NOT BE ABLE TO RECEIVE A RETURN ON THEIR SHARES UNLESS THEY SELL THEM. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.

OUR COMMON STOCK PRICE IS LIKELY TO BE HIGHLY VOLATILE WHICH MAY SUBJECT US TO SECURITIES LITIGATION THEREBY DIVERTING OUR RESOURCES WHICH MAY AFFECT OUR PROFITABILITY AND RESULTS OF OPERATIONS. The market price for our common stock is likely to be highly volatile as the stock market in general.

The following factors will add to our common stock price’s volatility:

-	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

-	changes in estimates of our financial results or recommendations by securities analysts;

-	changes in market valuations of similar companies;

-	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

-	litigation involving our company, our general industry or both;

-	investors’ general perception of us; and

-	changes in general economic, industry and market conditions.

Many of these factors are beyond our control. These factors may decrease the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have initiated securities class action litigation against a company following periods of volatility in the market price of its securities. In the future, we may be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES MAY MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

■	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

■	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

■	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

■	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jobs Act. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accountant standards used. We expect to maintain our status as an “emerging growth company” and “smaller reporting company.” We will remain an emerging growth company for up to five full fiscal years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any January 31 before that time, we would cease to be an emerging growth company as of the following December 31, or if our annual revenues exceed $1 billion, we would cease to be an emerging growth company the following fiscal year, or if we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an emerging growth company immediately.

Notwithstanding the above, we are also currently a “smaller reporting company,” meaning that we are not an investment company, an asset-backed issuer, nor a majority-owned subsidiary of a parent company that is not a smaller reporting company, and has a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. If we are still considered a “smaller reporting company” at such time as we cease to be an “emerging growth company,” we will be subject to increased disclosure requirements. However, the disclosure requirements will still be less than they would be if we were not considered either an “emerging growth company” or a “smaller reporting company.” Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; are not required to conduct say-on-pay and frequency votes until annual meetings occurring on or after January 21, 2015; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in its SEC filings due to its status as an “emerging growth company” or “smaller reporting company” may make us less attractive to investors given that it will be harder for investors to analyze the Company’s results of operations and financial prospects and, as a result, it may be difficult for us to raise additional capital as and when we need it.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company does not own any real property. Our corporate offices are located at 523 School House Road, Kennett Square, PA 19348. The lease began on August 1, 2021, is month to month and is rent free. The principal of the lessor is a business associate of Mr. Yang.

Item 3. Legal Proceedings

There are presently no pending legal proceedings to which the Company or any of its property is subject, or any material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities is a party or has a material interest adverse to the Company, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public market for our common stock, and a public market may never develop. No market maker has agreed to file an application with FINRA. There can be no assurance as to whether such a market maker will agree to file an application or the market maker’s application will be accepted by FINRA nor can we estimate the time period that will be required for the application process. Even if our common stock were quoted in a market, there may never be substantial activity in such market. If there is substantial activity, such activity may not be maintained, and no prediction can be made as to what prices may prevail in such market.

If we become able to have our shares of common stock quoted on the OTC-QB tier of OTC Markets, we will then try, through a broker-dealer and its’ clearing firm, to become eligible with the DTC to permit our shares to be traded electronically. If an issuer is not “DTC-eligible,” its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially OTC Markets), means that shares of an issuer will not be able to be traded (technically the shares can be traded manually between accounts, but this may take days and is not a realistic option for issuers relying on broker-dealers for stock transactions - like all the companies on the OTC Markets). What this means is that while DTC-eligibility is not a requirement to trade on the OTC Markets, it is however a necessity to efficiently process trades on the OTC Markets if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it may take.

Authorized Capital Stock

Our authorized capital stock consists of 65,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this prospectus, there are 15,355,556 shares of our common stock issued and outstanding that was held by 37 stockholders of record and no shares of preferred stock issued and outstanding.

Dividend Policy

The Company has not declared or paid any cash dividends on its Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our financial statements and the related notes included elsewhere in this Annual Report. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ materially from those we currently anticipate as a result of many factors.

Forward Looking Statements

Some of the information in this section contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

●	discuss our future expectations;

●	contain projections of our future results of operations or of our financial condition; and

●	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Summary of Business

We are an emerging cold plasma application company. We intend to use our proprietary, cold plasma technology to treat crop and plant seeds for agriculture. Plasma is called the fourth state of matter after gas, solid, and liquid. Sir William Crooks identified it in 1879. Plasma is roughly defined as a collection of equally positive and negative charge carriers and has zero total charge. Mr. Shao, our former director, had spent approximately 16 years developing the application of cold plasma for the agriculture industry. In 2015, through his own internal testing, he discovered that cold plasma could interact with living organisms (biomolecules), thereby enabling living organisms (biomolecules) to obtain energy. Our process applies radio-frequency lighting supplied by the plasma source in a low-pressure vacuum environment to affect the seeds at the molecular level. As the plant life cycle develops from seed to yield-bearing plants, our internal tests have indicated that the plants are healthier, demonstrating superior qualities over conventional, untreated seeds.

Although the favorable characteristics of our plasma process have been supported by our own internal testing, the results have not been corroborated by third-party, independent tests.

Mr. Shao, the technology developer and former director, passed away in late 2021. As a result, management had to reconsider its business plan. The Company now plans to complete its test machine for seed treatment in the first quarter of 2023 and to install and apply the machine for target farms in the second quarter of 2023 (See “Plan of Operations” below).

Our principal office address is 523 School House Rd., Kennett Square, PA 19348. Our telephone number is 267-467-5871 and currently, we do not have a web-site.

We were incorporated on July 22, 2021. Since our inception, apart from this filing, we have completed the following business markers:

-	Acquired the technology relating to the cold plasma application,

-	Completed the private placement of 1,300,000 shares of our common stock at a price of $0.10 per share for a total offering of $130,000,

-	Initiated contact with an agriculture department at a large university in Pennsylvania,

-	Completed the design of our initial test and commercial plasma units,

-	Completed the draft documentation for our patent application, and

-	Began collaborating with the Chinese company to apply our technology to Chinese grown herbs and teas.

As stated above, we were recently incorporated and thus have a limited operating history. Since inception, we have experienced an operating loss and our auditor has issued an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

We qualify as an “emerging growth company” within the meaning of the federal securities laws. For as long as we are an emerging growth company, we will not be required to comply with the requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, the reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and the exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions until we are no longer an emerging growth company.

RESULTS OF OPERATIONS

Fiscal Year ended August 31, 2022 compared with fiscal year ended August 31, 2021.

For the year ended August 31, 2022 and 2021, we did not recognize any revenues from operations.

For the year ended August 31, 2022 and 2021, we had a net loss from operations of $54,913 and $1,452, respectively, related to administrative expenses which consist primarily of professional fees.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers’ greenhouses and nurseries in the area and state.

PLAN OF OPERATIONS

As one of key researchers and founders passed away, we delay our plan of operations but we will continue the execution of our Plan of Operations for the next 12 months as described below.

90 days following this filing. During this period, we will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers, greenhouses and nurseries in the area and state. The estimated cost is $5,000.

The total costs of this period is $5,000.

91-365 days following this filing. During this period, we intend to:

-	manufacture two sets of equipment, one for test use and one for commercial use. The estimated cost for test and commercial units are estimated to be $35,000 and $70,000, respectively.

-	install an initial workshop to be located at our premises. The estimated cost is $2,000.

-	hire an intern familiar with cold plasma to assist with our applications. The estimated cost is $2,000 per month for a total of $12,000 (6 months).

-	hire a bookkeeper for our operations. The estimated cost is $2,000 per month for a total of $12,000 (6 months).

-	maintain our public filings with the Securities and Exchange Commission. The estimated costs are $10,000.

-	file patents for our technology with the US Patent and Trademark Office. The estimated costs are $20,000.

The estimated costs for the period is $161,000.

The total estimated costs for the next 12 months as stated above is $166,000. To the extent that our cash on hand, any additional debt or equity financings and revenues from operations are insufficient to meet these expenditures, the Company’s Chairman and founder has agreed to loan the Company up to $200,000 so as to accomplish this Plan of Operations. The loan arrangement will terminate June 30, 2023 and interest on any loan will accrue at 3% per annum. Additional loan terms, if any, will be established at the time of the loan.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2022, we had working capital of $82,773.

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

The Company believes that its cash on hand together with the loan availability from Mr. Yang will be sufficient to sustain its current level of operations for at least the next 12 months of operations. Notwithstanding the above, we received from our registered independent public accountants in their report for the financial statements for the fiscal year ended August 31, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Summary of Significant Accounting Policies.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year end is August 31.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $86,139 and $127,604 of cash as of August 31, 2022 and 2021, respectively.

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

The Company had property and equipment of $1,029 and $0 as of August 31, 2022 and 2021, respectively.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes a capitalization policy for its assets based on the dollar amount that is more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expense of $260 and $0 for the year ended August 31, 2022 and 2021, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets, and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2022, there were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects is anti-dilutive. As of August 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of August 31, 2022, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide this information.

Item 8. Financial Statements and Supplementary Data

Plasma Innovative Inc.

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Plasma Innovative Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Plasma Innovative Inc. and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended August 31, 2022, and July 22, 2021 (inception) till August 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of August 31, 2022, and August 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern matters.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has incurred losses, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for opinion.

These financial statements are the responsibility of the company’s management. My responsibility is to express an opinion on the financial statements based on my audit. I am a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. I conducted my audit in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. My audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe my audit provides a reasonable basis for my opinion.

Critical audit matters.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved my especially challenging, subjective, or complex judgments. I have determined that there are no critical audit matters to report.

The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. As part of my audit, I am required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion.

Jack Shama, CPA

November 17, 2022

I have served as the company’s auditor since March 2022.

PLASMA INNOVATIVE INC.

BALANCE SHEET

	August 31, 2022	August 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$86,139	$127,604
Prepaid expenses	-	11,000
Total Current Assets	86,139	138,604

Property, Plant and Equipment, net	1,029	-
Total Assets	$87,168	$138,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable	3,366	-
Total Current Liabilities	3,366	-

Total Liabilities	3,366	-

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 65,000,000 shares authorized, 15,466,668 shares issued and outstanding	15,467	15,356
Additional paid in capital	124,700	124,700
Accumulated deficit	(56,365)	(1,452)
Total Stockholder’s Equity	83,802	138,604
Total Liabilities and Stockholder’s Equity	$87,168	$138,604

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

STATEMENT OF OPERATIONS

	For the year ended
	August 31, 2022	August 31, 2021
Operating expenses
General and administrative expenses	$54,953	$1,452
Total operating expenses	54,953	1,452

Net Loss from operations	(54,953)	(1,452)

Interest income	40	-

Loss before income tax	(54,913)	(1,452)
Provision for income taxes	-	-
Net loss	(54,913)	(1,452)

Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding: Basic and Diluted	15,466,668	8,124,723

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the year ended August 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Shares issued for cash at 0.0007 per share for the period ended August 31, 2021	14,000,000	14,000	(4,000)	-	10,000

Shares issued for intangible assets at 0.001 per share for the period ended August 31, 2021	55,556	56	-	-	56

Shares issued for cash at 0.1 per share for the period ended August 31, 2021	1,300,000	1,300	128,700	-	130,000

Net loss for the period ended August 31, 2021	-	-	-	(1,452)	(1,452)

Balance, August 31, 2021	15,355,556	$15,356	$124,700	$(1,452)	$138,604

Shares issued for intangible assets at 0.001 per share for the period ended August 31, 2022	111,112	111	-	-	111

Net Loss	-	-	-	(54,913)	(54,913)

Balance, August 31, 2022	15,466,668	$15,467	$124,700	$(56,365)	$83,802

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

STATEMENT OF CASH FLOWS

	For the year ended August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(54,913)	(1,452)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for Director compensations	111	56
Payable to reimbursement	3,366
Depreciation expense	260	-
Prepaid expense	11,000	(11,000)
Net Cash Used in Operating Activities	(40,176)	(12,396)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(1,289)	-
Net Cash used in Investing Activities	(1,289)	-

CASH FLOWS FROM FINANICING ACTIVITIES:
Proceeds from sale of common stock	-	140,000
Net Cash Provided by Financing Activities	-	140,000

NET INCREASE IN CASH	(41,465)	127,604
Cash, beginning of period	127,604	-
Cash, end of period	$86,139	$127,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Plasma Innovative Inc. (the “Company”, “we”, “us” or “our”) was incorporated on July 22, 2021, under the laws of the State of Nevada for the purpose of researching, developing, designing, manufacturing, and distributing cold plasma equipment for application in the agriculture industry.

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the year ended August 31, 2022, the Company had no revenues. Management’s plans are to initially market our technologies to farmers, nurseries, and greenhouses close to our facilities in Pennsylvania and collaborate with agriculture departments at various universities to expand the business. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $86,139 and $127,604 of cash as of August 31, 2022 and 2021, respectively.

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

The Company had property and equipment of $1,029 and $0 as of August 31, 2022 and 2021, respectively.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes a capitalization policy for its assets based on the dollar amount that is more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expense of $260 and $0 for the year ended August 31, 2022 and 2021, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets, and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2022, there were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects is anti-dilutive. As of August 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of August 31, 2022, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On August 8, 2021, the Company entered into an Office Space Using Agreement with Pietro Industries Inc. (“Pietro”) for its office building located in 523 School House Road, Kennett Square, PA 19348. The agreement was to terminate on July 31, 2022.

On September 18, 2021, but effective August 28, 2021, the Company and Pietro signed a termination agreement which effectively terminated the Office Space Using Agreement, and a separate Joint Testing and Evaluation Agreement are terminated and no longer in force or effect. On that same date, Pietro agreed to allow the Company to use 1,000 square feet at its premises month to month on a rent-free basis.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 common stock, $0.001 par value per share and 10,000,000 preferred stocks, $0.001 par value per share. There were 15,466,668 shares of common stock issued and outstanding as of August 31, 2022.

On August 6, 2021, the Company entered into the Technology Assignment Agreement with Hanliang Shao, a director of the Company. Pursuant to the agreement, Mr. Saho conveyed to the Company all his rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of Company’s common stock upon the filing of a patent with the US Patent and Trademark Office. In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of Company common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount will be 55,540, provided that during the Term, the assignee does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao has entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a value of $111. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be the recipient and record holder of the Earned Shares and remaining Shares (as defined in the original Technology Assignment Agreement).

NOTE 6 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to August 31, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of August 31, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the principal executive officer and the principal financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following material deficiencies:

●	We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director.

●	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

These control deficiencies to our 2022 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, our goal is, upon consummation of a merger with a private operating company, to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the year ended August 31, 2021, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of sole executive officers and directors. Executive officers are elected annually by our Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

NAME	AGE	POSITION
Zhi Yang	47	Chairman and Chief Executive Officer
Jie Zhu	45	Chief Technology Officer

Zhi Yang has been our Chairman of the Board and Director since inception (June 22, 2021). For the past 5 years, Mr. Yang has been a business consultant and more recently, in 2017, he founded a mushroom growing company in the Peoples Republic of China (PRC). Mr. Yang received an Master Degree in Law from China University of Political Science and Law (PRC) and received a LLM in Law from Temple University. Mr. Yang is a founder of the Company brings a wide range of business experience to our board of directors.

Jie Zhu PhD. has been our Chief Technology Officer since August 30, 2021. For the past 5 years, Mr. Zhu has been a professor at Changzhou University. He has been conducting research at the university in the fields of cold plasma technology in catalytic materials, life science and ecological agriculture. He received his PhD in 2015 from the University of Twente, Netherlands.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Legal Proceedings

To the best of our knowledge, none of our directors or executive officers, during the past ten years, has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the Securities and Exchange Commission.

Director Independence

Our Board of Directors is currently composed of one member, whom does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the directors are not, and have not been for at least three years, one of our employees and that neither the Director, nor any of their family members have engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to our director that no relationship exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by our director and us with regard to our director’s business and personal activities and relationships as they may relate to us and our management.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and Chief Financial Officer; however, we intend to adopt one in the near future.

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our Directors and Officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

In addition, our Officers have committed to spend a sufficient amount of time and attention to the affairs of the Company to fulfill their respective officer responsibilities. In this regard, generally, each officer or director will spend between 15 to 40 hours per week on the affairs of the Company, depending on the circumstances. Therefore, we may face conflicts of interest between the time and attention each officer or director devotes to the Company and that of their other business interests.

Other than as described above, we are not aware of any other conflicts of interest of our executive Officers and Directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred since our incorporation concerning our Officers or Directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Our Officers and Directors have not received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our Directors serving on our Board of Directors.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officer for fiscal years ended August 31, 2022 and 2021, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares ($)	Total ($)
Zhi Yang	2022	0	0	0
Chief Executive Officer and	2021	0	0	0
Chief Financial Officer

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the interim fiscal year ended August 31, 2022.

Outstanding Equity Awards at Interim Fiscal Year End

No stock or stock option awards were granted to any other officer of the Company as at August 31, 2022.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended August 31, 2022.

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended August 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 15,355,556 shares of common stock issued and outstanding as of this date.

Name and Address of	Amount and Nature of Beneficial	Percent of
Beneficial Owner	Ownership(1)	Class
Officers and Directors

Zhi Yang (2)
Chairman of Board and Chief Executive Officer	14,000,000	91.2%

Jie Zhu PhD (2)
Chief Technology Officer	-0-	0%

All officers and directors as a group (3 persons)	14,111,112	91.5%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Common Stock. For each beneficial owner above, any options or rights exercisable or receivable within 60 days have been included in the denominator.
(2)	The address of each shareholder is the address of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On July 22, 2021, we issued a total of 14,000,000 shares of common stock to Mr. Yang for the sum of $10,000, the development of our business plan and the formation of our company. Mr. Yang is our Chief Executive Officer, Chairman and founder.

On August 6, 2021, we entered into the Technology Assignment Agreement with Mr. Shao, our director. Pursuant to the agreement, Mr. Shao conveyed to us all of rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of our common stock upon the filing of a patent for the three technologies with the US Patent and Trademark Office (“USPTO”). In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of our common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month (except in final month, the amount shall be 55,540), provided that during the Term, he does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao was entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a value of $111. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be the recipient and record holder of the shares of common stock issuable under the Technology Assignment Agreement.

On September 8, 2021, Zhi Yang, our founder and Chairman, provided us with a written support letter, whereby he promised to loan us up to $200,000 as necessary to cover our operating costs. Interest on any loan will accrue at the rate of 3% per annum and this promise to loan will terminate on June 30, 2022. Additional loan terms, if any, will be established at the time of the loan.

Other than stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since inception or in any proposed transaction to which we are proposed to be a party which in either case of $50,000 (or 1% of the average of the Company’s assets for the past 2 fiscal years):

●	Any of our directors or officers;

●	Any proposed nominee for election as our director;

●	Any person who beneficially owns or directly or indirectly, shares carrying more than 10% of the voting rights attached to our shares;

●	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of our company.

Our Common Stock is currently not quoted on any market. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director, Zhi Yang, is not independent as he also serves as the sole officer of the Company.

Item 14. Principal Accountant Fees and Services.

Jack Sharma, CPA is the Company’s current independent registered public accounting firm.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2022	$5,000
2021	$8,500

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2022	$0
2021	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2022	$0
2021	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2022	$0
2021	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1(a)	Articles of Incorporation of Registrant *

3.2(a)	Bylaws of the Registrant *

10.1	Technology Assignment Agreement by and between Plasma Innovative Inc. and Hanliang Shao *

10.2	Support Letter from Zhi Yang*

10.3	Office Lease Letter*

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002+

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Plasma Innovative Inc.

/s/ Zhi Yang
Zhi Yang
Chief Executive Officer
(Principal Executive Officer)

Chief Financial Officer
(Principal Financial and Accounting Officer)

Chairman

Dated: November 17, 2022