Form 10-Q/A
period 2021-11-30
PLASMA INNOVATIVE INC.
filed 2022-11-28
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “ smaller reporting company,” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

Explanatory Note

On January 14, 2022, the Company filed its 10-Q for the quarterly period ended November 30, 2021 (“Original Filing”). The Original Filing contained an error in that the Company inadvertently checked the box indicating it was a shell company. The Company was not a shell company and this Amendment No. 1 corrects that inadvertent mistake. No other changes are made to the Original Filing.

Except to the extent expressly set forth herein, this Amendment No. 1 speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Commission subsequent to the Original Filing.

Exhibits.

Exhibit	Description

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 28, 2022	PLASMA INNOVATIVE INC.

/s/ Zhi Yang
Zhi Yang President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)