Form 10-Q/A
period 2022-05-31
PLASMA INNOVATIVE INC.
filed 2022-11-28
CIK 1883835

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

As of July 13, 2022, there were 15,355,556 shares of common stock, $0.001 par value per share, outstanding.

Explanatory Note

On July 22, 2022, the Company filed its 10-Q for the quarterly period ended May 31, 2022 (“Original Filing”). The Original Filing contained an error in that the Company inadvertently checked the box indicating it was a shell company. The Company was not a shell company and this Amendment No. 1 corrects that inadvertent mistake. No other changes are made to the Original Filing.

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