Form 10-Q
period 2022-11-30
PLASMA INNOVATIVE INC.
filed 2023-03-17
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” "non-accelerated filer," “ smaller reporting company,” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check all that apply):

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

As of January 3, 2023, there were 15,466,668 shares of common stock, $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Item 1.  Financial Statements

PLASMA INNOVATIVE INC.

BALANCE SHEET

	November 30, 2022	August 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$80,781	$86,139
Prepaid expenses	-	-
Total Current Assets	80,781	86,139
Property, Plant and Equipment, net	964	1,029
Total Assets	$81,745	$87,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Account payable	5,434	3,366
Total Current Liabilities	5,434	3,366
Total Liabilities	5,434	3,366

Stockholders' Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 65,000,000 shares authorized, 15,466,668 shares issued and outstanding	15,467	15,467
Additional paid in capital	124,700	124,700
Accumulated deficit	(63,856)	(56,365)
Total Stockholder's Equity	76,311	83,802
Total Liabilities and Stockholder's Equity	$81,745	$87,168

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

STATEMENT OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	November 30, 2022	November 30, 2021
Operating expenses
General and administrative expenses	$7,500	$22,368
Total operating expenses	7,500	22,368
Net Loss from operations	(7,500)	(22,368)
Interest income	8	-
Loss before income tax	(7,491)	(22,368)
Provision for income taxes	-	-
Net loss	(7,491)	(22,368)
Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	15,466,668	15,411,729

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

For The Three Months Ended November 30, 2022
	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2022	15,466,668	$15,467	$124,700	$-	$(56,365)	$83,802
Net loss	-	-	-	-	(7,491)	(7,491)
Balance, November 30, 2022	15,466,668	$15,467	$124,700	$-	$(63,856)	$76,311

For The Three Months Ended November 30, 2021
	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2021	15,355,556	$15,356	$124,700	$-	$(1,452)	$138,604
Shares payable for service	-	-	-	112	-	112
Net Loss	-	-	-	-	(22,368)	(22,368)
Balance, November 30, 2021	15,355,556	$15,356	$124,700	$112	$(22,368)	$116,348

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

STATEMENT OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended
	November 30, 2022	November 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(7,491)	$(22,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Account payable increase	2,069	-
Depreciation expense	65	65
Prepaid expense	-	11,000
Net Cash Used in Operating Activities	$(5,358)	$(11,303)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	$-	$(1,289)
Net Cash used in Investing Activities	-	(1,289)

NET INCREASE IN CASH	(5,358)	(12,480)
Cash, beginning of period	86,139	127,604
Cash, end of period	$80,781	$115,124

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock payable for services	$-	$112

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

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended November 30, 2022, the Company has no revenues. Management’s plans are to initially market our technologies to farmers, nurseries, and greenhouses close to our facilities in Pennsylvania and collaborate with agriculture departments at various universities to expand the business. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $80,781 of cash as of November 30, 2022, and $86,139 of cash as of August 31, 2022.

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

The Company had property and equipment of $964 as of November 30, 2022, and $1,029 as of August 31, 2022, respectively.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. The Company establishes a capitalization policy for its assets based on the dollar amount that is more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expense of $65 for both of the three months ended November 30, 2022 and 2021.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets, and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of November 30, 2022, there were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects is anti-dilutive. As of November 30, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of November 30, 2022, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On August 8, 2021, the Company entered into an Office Space Using Agreement with Pietro Industries Inc. (“Pietro”) for its office building located at 523 School House Road, Kennett Square, PA 19348.

On September 18, 2021, but effective August 28, 2021, the Company and Pietro signed a termination agreement that effectively terminated the Office Space Using Agreement, and Joint Testing and Evaluation Agreement. On that same date, Pietro agreed to allow the Company to use 1,000 square feet at its premises month to month on a rent-free basis.

NOTE 5 - COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 common stocks, at $0.001 par value per share, and 10,000,000 preferred stocks, at $0.001 par value per share. There were 15,466,668 shares of common stock issued and outstanding as of November 30, 2022.

On August 6, 2021, the Company entered into the Technology Assignment Agreement with Hanliang Shao, a director of the Company. Pursuant to the agreement, Mr. Saho conveyed to the Company all his rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of Company's common stock upon the filing of a patent with the US Patent and Trademark Office (“USPTO”). In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of Company common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount will be 55,540, provided that during the Term, the assignee does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao has entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a value of $111. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be the recipient and record holder of the Earned Shares and remaining Shares (as defined in the original Technology Assignment Agreement).

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to November 30, 2022 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, filed with the Securities and Exchange Commission (“Commission”) on November 17, 2022. More broadly, these factors include, but are not limited to:

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

RESULTS OF OPERATIONS

For both of the three months ended November 30, 2022 and 2021, we did not recognize any revenues from operations.

For the three months ended November 30, 2022 and 2021, we had a net loss from operations of $7,500 and $22,368 related to administrative expenses which consists primarily of professional fees. The decrease in professional fees for the current quarter is due to the payments related to Company’s Form S-1 filing which occurred last fiscal year. We did not have a similar filing during the current fiscal year.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers greenhouses and nurseries in the area and state.

In early 2022, we began collaborating with a Chinese plasma company to apply our technology for the reduction of chemicals and pesticides on herbs and teas grown in China. In addition, in October 2022, the Company entered into an agreement with the Chinese plasma company to further explore the use of the technology for Chinese herbs and teas. Under the agreement, the parties will attempt to mutually agree on the testing protocols and the equipment design for a new plasma plant. If the parties reach an agreement on such plans, the Chinese company will pay the company the sum of $10,000 as an upfront fee. In addition, the Chinese company will pay for all costs associated with the design, assembly and production of the new plasma plant. Once the plant is operational, the Company will be entitled to receive 20% of all service fees received by the Chinese company for the treatment of herbs using the technology.

Net Loss

For the three months ended November 30, 2022 and 2021, the Company had a net loss of $7,500 and $22,368, respectively, for the reasons discussed above.

Liquidity and Capital Resources

The Company had $75,347 in working capital as of November 30, 2022 compared with $82,773 as of August 31, 2022. The decrease is due to funding the operating loss of the Company for the current quarter.

Our primary uses of cash have been for operations. The main sources of cash have been from the private placement of our common stock. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

●	The need for additional equipment,

●	Development of a Company website,

●	Increases in advertising and marketing in order to attempt to generate more revenues, and

●	The cost of being a public company.

Cash Flows

The following is a summary of the Company’s cash flows from operating and financing activities for the nine months ended November 30, 2022 and 2021:

	Three Month Ended	Three Month Ended
	November 30, 2022	November 30, 2021
Net Cash Used in Operating Activities	$(5,358)	$(11,303)
Net Cash Used in Investing Activities	-	(1,289)
Net Change in Cash	$(5,358)	$(12,480)

Operating Activities

During the three months ended November 30, 2022, the Company had a net loss of $7,491 and after adjusting for accounts payable increase and depreciation expense net cash used in operating activities was $(5,358). By comparison, during the three months period ended November 30, 2021, the Company had a net loss of $22,368 and after adjusting for prepaid expense and depreciation, net cash used in operating activities of $(11,303) for the period.

Investing Activities

During the three months ended November 30, 2022, the Company had no investing activities. By comparison, during the three months period ended November 30, 2021, the Company has purchase of property, plant and equipment of $(1,289).

Cash Used

During the three months ended November 30, 2022 and 2021, the Company has net cash used $5,358 and $12,480, respectively for the reasons discussed above.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of November 30, 2022. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the quarter ended November 30, 2022, there has been no changes in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: March 17, 2023	PLASMA INNOVATIVE INC.

/s/ Zhi Yang
Zhi Yang President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)