Form 10-Q
period 2023-02-28
PLASMA INNOVATIVE INC.
filed 2023-04-03
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

As of March 31, 2023, there were 15,466,668 shares of common stock, $0.001 par value per share, issued and outstanding.

Part I. Financial Information

Item 1.  Financial Statements (unaudited)

PLASMA INNOVATIVE INC.

BALANCE SHEET

	February 28, 2023	August 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$14,348	$86,139
Certificate of deposit	60,000	-
Prepaid expenses	-	-
Total Current Assets	74,348	86,139
Property, Plant and Equipment, net	899	1,029
Total Assets	$75,247	$87,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable	1,000	3,366
Total Current Liabilities	1,000	3,366
Total Liabilities	1,000	3,366

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 65,000,000 shares authorized, 15,466,668 shares issued and outstanding	15,467	15,467
Additional paid in capital	124,700	124,700
Accumulated deficit	(65,920)	(56,365)
Total Stockholder’s Equity	74,247	83,802
Total Liabilities and Stockholder’s Equity	$75,247	$87,168

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

 STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Month Ended
	February 28, 2023	February 28, 2022	February 28, 2023	February 28, 2022
Operating expenses
General and administrative expenses	$2,065	$28,089	$9,565	$50,457
Total operating expenses	2,065	28,089	9,565	50,457
Net Loss from operations	(2,065)	(28,089)	(9,565)	(50,457)
Interest income	1	22	10	22
Loss before income tax	(2,064)	(28,067)	(9,555)	(50,435)
Provision for income taxes	-	-	-	-
Net loss	(2,064)	(28,067)	(9,555)	(50,435)
Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	15,466,668	15,411,729	15,466,668	15,411,729

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the three months ended February 28, 2023
	Common Stock		Additional	Subscription	Accumulated	Total
			Paid-in			Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, November 30, 2022	15,466,668	$15,467	$124,700	$-	$(63,856)	$76,311
Net loss	-	-	-	-	(2,064)	(2,064)
Balance, February 28, 2023	15,466,668	$15,467	$124,700	$-	$(65,920)	$74,247

For the three months ended February 28, 2022
	Common Stock		Additional	Subscription	Accumulated	Total
			Paid-in			Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, November 30, 2021	15,355,556	$15,356	$124,700	$112	$(23,820)	$116,348
Shares issued for intangible assets at 0.001 per share on January 16, 2021	111,112	111	-	(112)	-	-1
Net Loss	-	-	-	-	(28,067)	(28,067)
Balance, February 28, 2022	15,355,556	$15,467	$124,700	$-	$(51,887)	$88,280

For the six months ended February 28, 2023
	Common Stock		Additional	Subscription	Accumulated	Total
			Paid-in			Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2022	15,466,668	$15,467	$124,700	$-	$(56,365)	$83,802
Net loss	-	-	-	-	(9,555)	(9,555)
Balance, February 28, 2023	15,466,668	$15,467	$124,700	$-	$(65,920)	$74,247

For the six months ended February 28, 2022
	Common Stock		Additional	Subscription	Accumulated	Total
			Paid-in			Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2021	15,355,556	$15,356	$124,700	$-	$ (1,452)	$138,604
Net Loss	-	-	-	-	(50,435)	(50,435)
Shares issued for intangible assets at 0.001 per share on January 16, 2021	111,112	111	-		-	111
Balance, February 28, 2022	15,355,556	$15,467	$124,700	$-	$(51,887)	$88,280

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.

 STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28, 2023	February 28, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(9,555)	(50,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expense decrease	-	11000
Amortization of intangible assets- noncompete agreement		111
Account payable decrease	(2,366)	-
Depreciation expense	130	130
Net Cash Used in Operating Activities	(11,791)	(39,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(1,289)
Net Cash used in Investing Activities	-	(1,289)

NET INCREASE IN CASH	(11,791)	(40,483)
Cash, beginning of period	86,139	127,604
Cash, end of period	$74,348	$87,121

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months ended February 28, 2023, the Company has no revenues. Management’s plans are to initially market our technologies to farmers, nurseries, and greenhouses close to our facilities in Pennsylvania and collaborate with agriculture departments at various universities to expand the business. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $14,348 of cash as of February 28, 2023, and $86,139 of cash as of August 31, 2022.

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

The Company had property and equipment of $899 as of February 28, 2023, and $1,029 as of August 31, 2022, respectively.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. The Company establishes a capitalization policy for its assets based on the dollar amount that is more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expenses of $65 and $130 for the three months and six months ended February 28, 2023 and for the three months and six months ended February 28, 2022, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets, and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of February 28, 2023, there were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects are anti-dilutive. As of February 28, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of February 28, 2023, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOTE 5 - COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 shares of common stock, at $0.001 par value per share, and 10,000,000 shares of preferred stock, at $0.001 par value per share. There were 15,466,668 shares of common stock issued and outstanding as of February 28, 2023.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to February 28, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements made in this report on Form 10-k are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, or achievements of the registrant to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

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

Plasma is called the fourth state of matter after gas, solid, and liquid. Sir William Crooks identified it in 1879. Plasma is roughly defined as a collection of equally positive and negative charge carriers and has zero total charge. Mr. Shao, our director, had spent a number of years developing the application of cold plasma for the agriculture industry. In 2015, through his own internal testing, he discovered that cold plasma could interact with living organisms (biomolecules), thereby enabling living organisms (biomolecules) to obtain energy. Our process applies radio-frequency lighting supplied by the plasma source in a low-pressure vacuum environment to affect the seeds at the molecular level. As the plant life cycle develops from seed to yield-bearing plants, our internal tests have indicated that the plants are healthier, demonstrating superior qualities over conventional, untreated seeds.

Although the favorable characteristics of our plasma process have been supported by our own internal testing, the results have not been corroborated by third-party, independent tests.

As the founder and key researcher Mr. Shao passed away, Management is rethinking of the marketing strategy of our technologies and timeline to farmers, nurseries, and greenhouses close to our facilities in Pennsylvania and collaborate with agriculture departments at various universities to expand the business.

RESULTS OF OPERATIONS

For the three months and six months ended February 28, 2023 and 2022, we did not recognize any revenues from operations.

For the three months and six months ended February 28, 2023, we had a net loss from operations of $2,064 and $9,555, respectively, and we had a net loss of $28,067 and $50,435 respectively for the three months and six months ended February 28, 2022 related to administrative expenses which consist primarily of professional fees.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers’ greenhouses and nurseries in the area and state.

Net Loss

For the three months ended February 28, 2023 and 2022, the Company had a net loss of $2,064 and $28,067 respectively, and a net loss of 9,555 and $50,435 for the six months ended February 28, 2023 and 2022, respectively for the reasons discussed above.

Liquidity and Capital Resource

The Company had $73,348 and $82,773 in working capital as of February 28, 2023 and August 31, 2022, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of February 28, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the three months ended February 28, 2023, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2023	PLASMA INNOVATIVE INC.

/s/ Zhi Yang
Zhi Yang President and CEO (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)