Form 10-Q
period 2023-05-31
PLASMA INNOVATIVE INC.
filed 2023-07-06
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2023

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Registration No. 333-259772

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

Securities registered under Section 12(g) of the Exchange Act: None

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,466,668 common shares issued and outstanding as of May 31, 2023.

PLASMA INNOVATIVE INC.

QUARTERLY REPORT ON FORM 10-Q

-i-

Part I. Financial Information

Item 1. Financial Statements (unaudited)

PLASMA INNOVATIVE INC.
BALANCE SHEET

	May 31, 2023	August 31, 2022
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,149	$86,139
Certificate of deposit	60,000	-
Prepaid expenses	-	-
Total Current Assets	65,149	86,139
Property, Plant and Equipment, net	834	1,029
Total Assets	$65,983	$87,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable	4,098	3,366
Total Current Liabilities	4,098	3,366
Total Liabilities	4,098	3,366

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 65,000,000 shares authorized, 15,466,668 shares issued and outstanding	15,467	15,467
Additional paid in capital	124,700	124,700
Accumulated deficit	(78,282)	(56,365)
Total Stockholder’s Equity	61,885	83,802
Total Liabilities and Stockholder’s Equity	$65,983	$87,168

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.
STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Month Ended
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Operating expenses
General and administrative expenses	$12,363	$565	$21,928	$51,022
Total operating expenses	12,363	565	21,928	51,022
Net Loss from operations	(12,363)	(565)	(21,928)	(51,022)
Interest income	1	9	11	31
Loss before income tax	(12,362)	(556)	(21,917)	(50,991)
Provision for income taxes	-	-	-	-
Net loss	(12,362)	(556)	(21,917)	(50,991)
Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	15,466,668	15,411,729	15,466,668	15,411,729

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

For the three months ended May 31, 2023
	Common Stock		Additional			Total
			Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, February 28, 2023	15,466,668	$15,467	$124,700	$-	$(65,920)	$74,247
Net loss	-	-	-	-	(12,362)	(12,362)
Balance, May 31, 2023	15,466,668	$15,467	$124,700	$-	$(78,282)	$61,885

For the three months ended May 31, 2022
	Common Stock		Additional			Total
			Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, February 28, 2023	15,466,668	$15,467	$124,700	$-	$(51,887)	$88,280
Net Loss	-	-	-	-	(556)	(556)
Balance, May 31, 2022	15,466,668	$15,467	$124,700	$-	$(52,443)	$87,724

For the nine months ended May 31, 2023
	Common Stock		Additional			Total
			Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2022	15,466,668	$15,467	$124,700	$-	$(56,365)	$83,802
Net loss	-	-	-	-	(21,917)	(21,917)
Balance, May 31, 2023	15,466,668	$15,467	$124,700	$-	$(78,282)	$61,885

For the nine months ended May 31, 2022
	Common Stock		Additional			Total
			Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Payable	Deficit	Equity
Balance, August 31, 2021	15,355,557	$15,356	$124,700	$-	$(1,452)	$138,604
Net Loss	-	-	-	-	(50,991)	(50,991)
Shares issued for intangible assets at 0.001 per share on January 16, 2022	111,112	111	-	-	-	111
Balance, May 31, 2022	15,466,668	$15,467	$124,700	$-	$(52,443)	$87,724

See accompanying notes to the condensed financial statements.

PLASMA INNOVATIVE INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	May 31, 2023	May 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	(21,917)	(50,991)
Adjustments to reconcile net loss to net cash provided by operating activities:
Prepaid expense decrease	-	11000
Account payable increase	732	-
Depreciation expense	195	195
Net Cash Used in Operating Activities	(20,990)	(39,796)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	-	(1,289)
Net Cash used in Investing Activities	-	(1,289)

NET INCREASE IN CASH	(20,990)	(41,085)
Cash, beginning of period	86,139	127,604
Cash, end of period	$65,149	$86,630

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for services		111

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

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the three months and nine months ended May 31, 2023, the Company has no revenues. Management’s plans are to initially market our technologies to farmers, nurseries, and greenhouses close to our facilities in Pennsylvania and collaborate with agriculture departments at various universities to expand the business. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to implement its business plan and generate sufficient revenue. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had $65,149 of cash as of May 31, 2023, and $86,139 of cash as of August 31, 2022.

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

The Company had property and equipment of $834 as of May 31, 2023, and $1,029 as of August 31, 2022, respectively.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using the straight-line balance method over the estimated useful life of the assets. The Company establishes a capitalization policy for its assets based on the dollar amount that is more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expenses of $65 and $195 for the three months and nine months ended May 31, 2023 and for the three months and nine months ended May 31, 2022, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets, and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of May 31, 2023, there were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects are anti-dilutive. As of May 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Stock-Based Compensation

Stock-based compensation is accounted for at the grant date fair value in accordance with ASC Topic 718. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

As of May 31, 2023, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOTE 5 - COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 common stocks, at $0.001 par value per share, and 10,000,000 preferred stocks, at $0.001 par value per share. There were 15,466,668 shares of common stock issued and outstanding as of May 31, 2023.

NOTE 6 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to May 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

For the three months and nine months ended May 31, 2023 and 2022, we did not recognize any revenues from operations.

For the three months and nine months ended May 31, 2023, we had a net loss from operations of $12,362 and $21,917, respectively, and we had a net loss of $556 and $50,991 respectively for the three months and nine months ended May 31, 2022 related to administrative expenses which consist primarily of professional fees.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers’ greenhouses and nurseries in the area and state.

Net Loss

For the three months ended May 31, 2023 and 2022, the Company had a net loss of $12,362 and $556 respectively, and a net loss of 21,917 and $50,991 for the nine months ended May 31, 2023 and 2022, respectively for the reasons discussed above.

Liquidity and Capital Resource

The Company had $61,051 and $82,773 in working capital as of May 31, 2023 and August 31, 2022, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of May 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the three months ended May 31, 2023, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable to our Company.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included as part of this report by reference:

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLASMA INNOVATIVE INC.

Date: July 06, 2023	By:	/s/ Zhi Yang
	Name:	Zhi Yang
	Title:	President and CEO
(Principal Executive, Financial and Accounting Officer)