Form 10-K
period 2023-08-31
PLASMA INNOVATIVE INC.
filed 2023-10-30
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,094,669.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 15,466,668 common shares issued and outstanding as of October 9, 2023.

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

Since our inception, we have undertaken the following operations:

➢	On August 6, 2021, we entered into the Technology Assignment Agreement (described below) with Mr. Hanliang Shao, our director, pursuant to which we acquired certain cold plasma technology used in our business.

➢	On or about August 19, 2021, we completed the private placement of 1,300,000 shares of our common stock at a price of $0.10 per share for a total offering of $130,000.

➢	We have made preliminary contact with the Pennsylvania Department of Agriculture, who in turn have introduced us to the director of a large university in Pennsylvania. We are hopeful that we may be able to collaborate with this and other universities so as to reach local farmers, nurseries, greenhouses and seed companies.

➢	In early 2022, we began collaborating with a Chinese plasma company to apply our technology for the reduction of chemicals and pesticides on herbs and teas grown in China (See “Recent Events” below).

As of the date of this filing, we have begun the assembly and construction of our initial cold plasma processing unit which we will use for test purposes.

Technology Assignment Agreement

As mentioned above, on August 6, 2021, we entered into the Technology Assignment Agreement with Mr. Shao, our former director. Pursuant to the agreement, Mr. Shao conveyed to us all of rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of our common stock upon the filing of a patent for the three technologies with the US Patent and Trademark Office (“USPTO”) which relate to our plasma process. In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of our common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount shall be 55,540, provided that during the Term, he does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao was entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a value of $111. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be the recipient and record holder of the shares of common stock issuable under the Technology Assignment Agreement. As one of our key researchers and founders passed away, our business execution met big impact.

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

In addition to developing direct relationships with local farmers, nurseries, greenhouses and seed companies discussed above, in 2023 after the test equipment is constructed, we intend to:

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

Presently, however, we do not have any patents protecting our technology. Instead, we rely on trade secrets and know-how using the process developed by our former director, Mr. Shao. There is no assurance that others will not independently develop the same or similar technology or obtain unauthorized access to our trade secrets, know-how and other unpatented technology. To protect our rights in these areas, we require all future employees that work on our premises to enter into strict confidentiality agreements. Presently, however, we have no paid employees. These agreements may not provide meaningful protection for our unpatented technology in the event of an unauthorized use, misappropriation or disclosure. While we have attempted to protect the unpatented proprietary technology that we develop or acquire, and will continue to attempt to protect future proprietary technology through patents, copyrights and trade secrets, we believe that our success will depend, to a large extent, upon continued innovation and technological expertise.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

While the Company is quoted on OTC Markets under the ticker symbol “PMIN”, there is no active trading in our common stock, and such may never develop.

Authorized Capital Stock

Our authorized capital stock consists of 65,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this annual report, there are 15,466,668 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None.

Item 6.

Smaller reporting companies are not required to provide the information required by this Item 6.

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

Description of Business

Plasma Innovative Inc., a Nevada corporation, was incorporated on July 22, 2021. We are an emerging cold plasma application company. We intend to use our proprietary, cold plasma technology to treat crops and plant seeds for agriculture. We believe that treated seeds yield healthier and more productive plants and crops. Our former director has spent the last 16 years testing and developing this technology, which has been assigned to the Company.

Plasma is called the fourth state of matter after gas, solid, and liquid. Sir William Crooks identified it in 1879. Plasma is roughly defined as a collection of equally positive and negative charge carriers and has zero total charge. Mr. Shao, our former director, had spent a number of years developing the application of cold plasma for the agriculture industry. In 2015, through his own internal testing, he discovered that cold plasma could interact with living organisms (biomolecules), thereby enabling living organisms (biomolecules) to obtain energy. Our process applies radio-frequency lighting supplied by the plasma source in a low-pressure vacuum environment to affect the seeds at the molecular level. As the plant life cycle develops from seed to yield-bearing plants, our internal tests have indicated that the plants are healthier, demonstrating superior qualities over conventional, untreated seeds.

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

RESULTS OF OPERATIONS

For the years ended August 31, 2023 and 2022, we did not recognize any revenues from operations.

For the years ended August 31, 2023 and 2022, we had a net loss from operations of $37,584 and $54,913, respectively, related to administrative expenses which consist primarily of professional fees.

We will continue to explore and advance the potential collaborations with agriculture departments of large universities within the State of Pennsylvania. We are hopeful that these universities will participate in the testing of our technology, which we believe will lead to a prospective client base of larger farmers’ greenhouses and nurseries in the area and state.

Net Loss

For the years ended August 31, 2023 and 2022, the Company had a net loss of $37,584 and $54,913, respectively, for the reasons discussed above.

Liquidity and Capital Resource

The Company had $45,449 and $82,773 in working capital as of August 31, 2023 and 2022, respectively.

Our primary uses of cash have been for operations. The main sources of cash have been from the private placement of our common stock. The following trends are reasonably likely to result in a material decrease in our liquidity over the near to long term:

☐	The need for additional equipment,

☐	Development of a Company website,

☐	Increases in advertising and marketing in order to attempt to generate more revenues, and

☐	The cost of being a public company.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of August 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the year ended August 31, 2023, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Plasma Innovative Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Plasma Innovative Inc. (the “Company”) as of August 31, 2023, the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company’s auditor since 2023

Lakewood, CO

October 27, 2023

JACK SHAMA, CPA, MA

1498 East 32nd Street

Brooklyn, NY 11234

631-318-0351

To the shareholders and the board of directors of Plasma Innovative Inc.

Report of Independent Registered Public Accounting Firm.

Opinion on the financial statements.

I have audited the accompanying balance sheet of Plasma Innovative Inc. and the related statements of income, stockholders equity, cash flows, including the related notes and any related schedules for the years ended August 31, 2022, and August 31, 2021. In my opinion the financial statements present fairly in all material respects the financial position of the company as of August 31, 2022, and August 31, 2021 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Jack Shama, CPA

October 27, 2023

I have served as the company’s auditor since March 2022.

Financial Information

Item 1.  Financial Statements (Audited)

PLASMA INNOVATIVE INC.

BALANCE SHEET

(AUDITED)

	August 31, 2023	August 31, 2022
ASSETS
Current Assets
Cash and cash equivalents	$6,449	$86,139
Short-term investments	40,000	-
Total Current Assets	46,449	86,139
Property, Plant and Equipment, net	769	1,029
Total Assets	$47,218	$87,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Account payable	1,000	3,366
Total Current Liabilities	1,000	3,366
Total Liabilities	1,000	3,366

Stockholders’ Equity
Preferred stock, par value $0.001; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, par value $0.001; 65,000,000 shares authorized, 15,466,668 shares issued and outstanding	15,467	15,467
Additional paid in capital	124,700	124,700
Accumulated deficit	(93,949)	(56,365)
Total Stockholder’s Equity	46,218	83,802
Total Liabilities and Stockholder’s Equity	$47,218	$87,168

See accompanying notes to the financial statements.

PLASMA INNOVATIVE INC.

STATEMENT OF OPERATIONS

(AUDITED)

	August 31, 2023	August 31, 2022
Operating expenses
General and administrative expenses	$37,855	$54,953
Total operating expenses	37,855	54,953
Net Loss from operations	(37,855)	(54,953)
Interest income	271	40
Loss before income tax	(37,584)	(54,913)
Provision for income taxes	-	-
Net loss	(37,584)	(54,913)
Net Loss Per Share: Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Shares Outstanding: Basic and Diluted	15,466,668	15,466,668

See accompanying notes to the financial statements.

PLASMA INNOVATIVE INC.

 STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(AUDITED)

For the year ended August 31, 2023 and 2022
			Additional	Accumulated	Total
	Common Stock		Paid-in		Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, August 31, 2021	15,355,556	$15,356	$124,700	$(1,452)	$138,604
Net Loss	-	-	-	(54,913)	(54,913)
Shares issued for intangible assets at 0.001 per share on January 16, 2022	111,112	111	-	-	111
Balance, August 31, 2022	15,466,668	15,467	124,700	(56,365)	83,802
Net loss	-	-	-	(37,584)	(37,584)
Balance, August 31, 2023	15,466,668	$15,467	$124,700	$(93,949)	$46,218

See accompanying notes to the financial statements.

PLASMA INNOVATIVE INC.

 STATEMENT OF CASH FLOWS

(AUDITED)

	August 31, 2023	August 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(37,584)	$(54,913)
Adjustments to reconcile net loss to net cash provided by operating activities:
Shares issued for Director compensations	-	111
Account payable increase	(2,366)	3,366
Depreciation expense	260	260
Prepaid expense decrease	-	11,000
Net Cash Used in Operating Activities	(39,690)	(40,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in short-term investments	(40,000)	-
Purchase of property, plant, and equipment	-	(1,289)
Net Cash used in Investing Activities	(40,000)	(1,289)

NET DECREASE IN CASH	(79,690)	(41,465)
Cash, beginning of the year	86,139	127,604
Cash, end of the year	$6,449	$86,139

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

NON-CASH FINANCING AND IVESTING ACTIVITIES:
Common stock issued for services	$-	$111

See accompanying notes to the financial statements.

PLASMA INNOVATIVE INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Plasma Innovative Inc. (the “Company”, “we”, “us” or “our”) was incorporated on July 22, 2021, under the law of the State of Nevada for the purpose of researching, developing, designing, manufacturing, and distributing cold plasma equipment for application in the agriculture industry.

NOTE 2 – GOING CONCERN

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company had a net loss of $37,584 and $54,913 for the year ended August 31, 2023 and 2022, respectively. Accumulated deficit was $93,949 and $56,365 at the end of December 31, 2023 and 2022, respectively. The historical operating results indicate the Company has recurring losses from operations which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and Short-term investments

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents.

The Company classifies its certificates of deposit as cash and cash equivalents or short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets.

The Company had $6,449 and $86,139 of cash as of August 31, 2023 and 2022, respectively. As of August 31, 2023, the Company had $40,000 in certificates of deposit (“CD”). These cash deposits are deposited at a bank that is a member of the Certificate of Deposit Account Registry Service (“CDARS”), will be mature at January 13, 2024. The Company had no CDs at the end of August 31, 2022.

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

The Company had property and equipment of $769 and $1,029 as of August 31, 2023 and 2022, respectively.

Depreciation, Amortization, and Capitalization

The Company records depreciation and amortization when appropriate using straight-line balance method over the estimated useful life of the assets. The Company establishes a capitalization policy for its assets based on the dollar amount that is more than $1,000 in value or if its estimated useful life exceeds one year.

The Company had depreciation expense of $260 and $260 for the year ended August 31, 2023 and 2022, respectively.

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

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity (deficit), exclusive of transactions with owners, such as capital investments. Compressive income includes net income or loss, changes in certain assets, and liabilities that are reported directly in equity such as translation adjustments on investments. In foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of August 31, 2023, there were no differences between our comprehensive loss and net loss.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effects is anti-dilutive. As of August 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

As of August 31, 2023, and for the period then ended, there were no recently adopted accounting standards that had a material impact on the Company’s financial statements. There were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

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

NOTE 5 - COMMON STOCK

The Company has 75,000,000 shares of stock authorized, including 65,000,000 common stock, $0.001 par value per share and 10,000,000 preferred stocks, $0.001 par value per share. There were 15,466,668 shares of common stock issued and outstanding as of August 31, 2023.

On August 6, 2021, the Company entered into the Technology Assignment Agreement with Hanliang Shao, a former director of the Company. Pursuant to the agreement, Mr. Saho conveyed to the Company all his rights, titles and interests in and to three separate technologies. In exchange, Mr. Shao will earn 4,000,000 shares of Company’s common stock upon the filing of a patent with the US Patent and Trademark Office (“USPTO”). In addition, Mr. Shao shall be entitled to receive a total of 2,000,000 additional shares of Company common stock issuable monthly over a three (3) year period beginning with the month of August 2021 (“Term”) at the rate of 55,556 shares per month, except in final month, the amount will be 55,540, provided that during the Term, the assignee does not breach the confidentiality and non-compete covenants contained in the agreement. Mr. Shao has entitled 111,112 shares of common stock at $0.001 par value under the agreement for the months of September 2021 and October 2021, which were issued in January 2022 at a value of $111. Mr. Shao passed away on November 20, 2021. On December 20, 2021, the Company entered into a Continuation of Technology Assignment Agreement with Ping Wu, Tian Yang, Jun Shao, Yu Shao, Chunni Shao, and Dongni Shao (collectively, the “Shao Heirs”). Pursuant to this agreement, Mr. Tian Yang was appointed by the Shao Heirs to be the recipient and record holder of the Earned Shares and remaining Shares (as defined in the original Technology Assignment Agreement).

NOTE 6 – INCOME TAX

The Company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return.  As of August 31, 2023 and 2022, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $37,584 and $56,365. The NOL arising in tax years beginning after 2017 may reduce 80% of a taxpayer’s taxable income, and be carried forward indefinitely. However, the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) passed in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020. Management believes the realization of benefits from these losses remains uncertain due to the parent Company’s limited operating history and continuing losses. Accordingly, a 100% deferred tax asset valuation allowance was provided.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rates for the year ended August 31, 2023 and 2022:

	2023	2022
US federal statutory rates	(21%)	(21%)
Change in valuation allowance	21%	21%
Effective tax rate	$-	$-

The provision for income tax expense (benefit) for the years ended August 31, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense - current	$-	$-
Income tax benefit - deferred	7,893	11,532
Increase in valuation allowance	(7,893)	(11,532)
Total income tax expense	$-	$-

The Company’s net deferred tax assets as of August 31, 2023 and 2022 are as follows:

Deferred tax asset	2023	2022
Net operating loss	$19,729	$11,836
Less: valuation allowance	(19,729)	(11,836)
Net Deferred tax asset	$-	$-

NOTE 7 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASSC 855-10) the Company has analyzed its operations subsequent to August 31, 2023 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of August 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

These control deficiencies to our 2023 interim or annual financial statements could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly, we have determined that this control deficiency constitutes a material weakness.

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

Changes in Internal Controls over Financial Reporting

During the year ended August 31, 2023, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

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

NAME	AGE	POSITION
Zhi Yang	48	Chairman and Chief Executive Officer

Zhi Yang has been our Chairman of the Board and Director since inception (July 22, 2021). For the past 5 years, Mr. Yang has been a business consultant and more recently, in 2017, he founded a mushroom growing company in the Peoples Republic of China (PRC). Mr. Yang received an Master Degree in Law from China University of Political Science and Law (PRC) and received a LLM in Law from Temple University. Mr. Yang is a founder of the Company brings a wide range of business experience to our board of directors.

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

Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company is an early-stage company, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our Directors and Officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

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

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares ($)	Total ($)
Zhi Yang	2023	0	0	0
Chief Executive Officer and	2022	0	0	0
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

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the interim fiscal year ended August 31, 2023.

Outstanding Equity Awards at Interim Fiscal Year End

No stock or stock option awards were granted to any other officer of the Company as at August 31, 2023.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended August 31, 2023.

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended August 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of the date hereof, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five percent (5%); (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. The information is based on 15,466,668 shares of common stock issued and outstanding as of this date.

Name and Address of	Amount and Nature of Beneficial	Percent of
Beneficial Owner	Ownership (1)	Class
Zhi Yang (2)
Chairman of Board and Chief Executive Officer	14,000,000	90.52%
All officers and directors as a group (1 person)	14,000,000	90.52%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has ownership of and voting power and investment power with respect to our Common Stock. For each beneficial owner above, any options or rights exercisable or receivable within 60 days have been included in the denominator.
(2)	The address of each shareholder is the address of the Company.

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

On September 8, 2021, Zhi Yang, our founder and Chairman, provided us with a written support letter, whereby he promised to loan us up to $200,000 as necessary to cover our operating costs. Interest on any loan will accrue at the rate of 3% per annum and this promise to loan was extended for one year on June 30, 2023. Additional loan terms, if any, will be established at the time of the loan.

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

Our Common Stock is quoted on OTC Markets. In determining whether our directors are independent, we refer to NASDAQ Stock Market Rule 4200(a) (15) which indicates that a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Based on those widely-accepted criteria, we have determined that our sole director, Zhi Yang, is not independent as he also serves as the sole officer of the Company.

Item 14. Principal Accountant Fees and Services.

BF Borgers CPA PC is the Company’s current independent registered public accounting firm.

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

2023	$9,000
2022	$5,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2023	$0
2022	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2023	$0
2022	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2023	$0
2022	$0

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

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934+

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10–K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

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

Dated: October 30, 2023