Form 10-KT
period 2023-12-31
ESG Inc.
filed 2024-04-12
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

or

☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 31, 2023 to December 31, 2023

Commission file number: 000-56532

ESG INC.

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

Common Stock

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was $[ ].

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,899,468 common shares issued and outstanding as of December 31, 2023.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “ESG” in this Annual Report collectively refers to ESG, Inc., a Nevada corporation.

Item 1. Business

DESCRIPTION OF BUSINESS

Company Overview

We were incorporated under the name Plasma Innovative, Inc. on July 22, 2021 an emerging cold plasma application company. We intended to use our proprietary, cold plasma technology to treat crops and plant seeds for agriculture. However, we have decided that it is in the best interest of our shareholders to cease operations in the plasma application in the agriculture sector.

On November 6, 2023, Plasma Innovative Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with ESG Inc. (“ESG”), a Nevada corporation, and the shareholders of ESG (the “ESG Shareholders”), whereby One Hundred Percent (100%) of the ownership interest of ESG was exchanged for 10,432,800 shares of common stock of the Company issued to the ESG Shareholders.  The transaction has been accounted for as a recapitalization of the Company, whereby ESG is the accounting acquirer.

Immediately after completion of such share exchange, the Company has a 65,000,000 authorized shares of common stock and a total of 25,899,468 issued and outstanding shares of common stock..

Business Overview

ESG Inc. was incorporated in October 2022 as a Nevada holding corporation and is headquartered at Kennett Square, PA and develops and operates sustainable plant-based ingredients and food production and distribution with the substantial experience of its management team, including experience and relationships in the industry of mushroom, agriculture and food in the world and the capital markets in the States.

On September 28, 2023, ESG Inc. entered into a share exchange agreement with Funan Allied United Farmer Products Co., Ltd., a China corporation (“AUFP”), the shareholders of AUFP, (each a “Shareholder,” and collectively, the “Shareholders”), and Hainan ESG Technology Co., Ltd., a China corporation (“Hainan ESG”). Pursuant to such agreement, the Shareholders exchanged their equity of AUFP to Hainan ESG for shares of common stock of ESG, and ESG has agreed to offer the ESG shares. Following this transaction, AUFP became a 74.52% subsidiary of ESG through Hainan ESG.

Neither the Company nor ESG are Chinese operating companies. They are Nevada holding companies that operate business through Funan Allied United Farmer Products Co., Ltd., which owns Anhui Allied United Mushroom Technology Co., Ltd. and Anhui Allied United Mushroom Co., Ltd., all of whom are Chinese operating companies.

On November 22, 2023, Plasma Innovative Inc. filed Articles of Merger with the State of Nevada to merge ESG Inc. into Plasma Innovative Inc. ESG Inc. was the surviving entity.

Effective February 23, 2024 the Company’s name was changed from Plasma Innovative Inc. to ESG Inc., and its trading symbol was changed from PMIN to ESGH upon approval from FINRA.

The Company exercises control over the operations of its subsidiaries. On February 17, 2023, the China Securities Regulatory Commission, or CSRC, issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. Since there is no offering, nor listing, we have not sought CSRC approval. Instead, we have relied on the legal opinion attached hereto as Exhibit 99.1.

Our subsidiaries are formed and operating in the People’s Republic of China (together, the “Material PRC Company”) and have been duly established and is validly existing as a company under the laws of the People’s Republic of China (“PRC Laws”) and has received all authorizations required by the People’s Republic of China (the “Governmental Authorizations”) for its establishment to the extent such Governmental Authorizations are required under applicable PRC Laws, and its business license is in full force and effect. The Material PRC Company has the capacity and authority to own assets, to conduct business, and to sue and be sued in its own name under PRC Laws. The articles of association, business license and other constitutional documents (if any) of the Material PRC Company complies with the requirements of applicable PRC Laws and are in full force and effect. The Material PRC Company has not taken any corporate action, nor has any legal proceedings commenced against it, for its liquidation, winding up, dissolution, or bankruptcy, for the appointment of a liquidation committee, team of receivers or similar officers in respect of its assets or for any adverse suspension, withdrawal, revocation or cancellation of its business license.

All of the equity interests of the Material PRC Company are owned by ESG, through ESG China Limited, a Hong Kong company, and Hainan ESG Technology Co., Ltd, a PRC company, and we believe the Material PRC Company has obtained all necessary Governmental Authorizations. The equity interests of the Material PRC Company are owned by ESG, through its subsidiaries, free and clear of any pledge or other encumbrance under PRC Laws, and there are no outstanding rights, warrants or options to acquire, or instruments convertible into or exchangeable for, any equity interest in the Material PRC Company under PRC Laws.

All of our operations are conducted by our subsidiaries and through our wholly-foreign-owned entity (“WFOE”) based in China which involves unique risks to investors.

The legal and operational risks associated with being based in or having the majority of the Company’s operations in China could result in a material change in the value of the securities we are registering for sale or could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. Please see the Risk Factor titled “We are faced with risks and uncertainties as a foreign enterprise under PRC laws”.

Regulatory Permission

As substantially all of our operations are currently conducted by our PRC Subsidiaries in China, we are subject to the associated legal and operational risks, including risks related to the legal, political and economic policies of the Chinese government, the relations between China and the United States, or Chinese or United States regulations, which risks could result in a material change in our operations and/or cause the value of our ordinary shares to significantly decline or become worthless, and affect our ability to offer or continue to offer securities to investors. Recently, the PRC government initiated a series of regulatory actions and made a number of public statements on the regulation of business operations in China with little advance notice, including cracking down on illegal activities in the securities market, enhancing supervision over China-based companies listed overseas, and adopting new measures to extend the scope of cybersecurity reviews.

On July 6, 2021, the relevant PRC government authorities made public the Opinions on Strictly Cracking Down Illegal Securities Activities, which provided that the administration and supervision of overseas-listed China-based companies will be strengthened, and the special provisions of the State Council on overseas issuance and listing of shares by such companies will be revised, clarifying the responsibilities of domestic industry competent authorities and regulatory authorities. However, the Opinions on Strictly Cracking Down Illegal Securities Activities were only issued recently, leaving uncertainties regarding the interpretation and implementation of these opinions. It is possible that any new rules or regulations may impose additional requirements on us.

The Regulations on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, requires an overseas special purpose vehicle formed for listing purposes through acquisitions of PRC domestic companies and controlled by PRC companies or individuals to obtain the approval of the China Securities Regulatory Commission, or the CSRC, prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

According to the Notice by the General Office of the State Council of Comprehensively Implementing the List-based Management of Administrative Licensing Items (No. 2 [2022] of the General Office of the State Council) and its attachment, the List of Administrative Licensing Items Set by Laws, Administrative Regulations, and Decisions of the State Council (2022 Edition), as of the date hereof, our PRC subsidiaries has received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China. As of the date hereof, neither we nor our PRC Subsidiaries (i) are required to obtain permissions from any PRC authorities to operate or issue our ordinary shares to foreign investors, (ii) are subject to permission requirements from the CSRC, the CAC or any other entity that is required to approve our PRC subsidiaries’ operations, or (iii) have received or were denied such permissions by any PRC authorities.

The only permission required for operations is the business license of the PRC subsidiaries. The business license in PRC is a permit issued by Market Supervision and Administration that allows the company to conduct specific business within the government’s geographical jurisdiction. As of the date hereof, our PRC subsidiaries have received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China, and no permission or approval has been denied. At present, we do not believe our operations require any other approvals and or permissions of Chinese authorities.

If we were required to obtain approval from the CSRC in the future and were denied permission from Chinese authorities to list or become quoted on U.S. exchanges and/or quotation servicers, we will not be able to continue to be quoted or listed on U.S. exchanges, which would materially affect the interests of the investors. It is uncertain when and whether the Company will be required to obtain permission from the PRC government to list or become quoted on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although the Company is currently not required to obtain permission from any of the PRC central or local government to obtain such permission and has not received any denial to list or become quoted on the U.S. exchange, our operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry; if we inadvertently conclude that such approvals are not required when they are, or applicable laws, regulations, or interpretations change and we are required to obtain approval in the future.

On December 24, 2021, the China Securities Regulatory Commission, or the CSRC, issued Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comments) (the “Administration Provisions”), and the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (the “Measures”), which were open for public comments by January 23, 2022. The Administration Provisions and Measures for overseas listings lay out specific requirements for filing documents and include unified regulation management, strengthening regulatory coordination, and cross-border regulatory cooperation. Domestic companies seeking to list abroad must carry out relevant security screening procedures if their businesses involve supervisions such as foreign investment security and cyber security reviews. Companies endangering national security are among those off-limits for overseas listings. We believe the Company is not affected by this based upon the legal opinion attached hereto as Exhibit 99.1.

On February 17, 2023, with the approval of the State Council, the CSRC released the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (the “Trial Measures”) and five supporting guidelines, which came into effect on March 31, 2023. According to the Trial Measures, among other requirements, (1) domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedures with the CSRC; if a domestic company fails to complete the filing procedures, such domestic company may be subject to administrative penalties; and (2) where a domestic company seeks to indirectly offer and list securities in an overseas market, the issuer shall designate a major domestic operating entity responsible for all filing procedures with the CSRC, and such filings shall be submitted to the CSRC within three business days after the submission of the overseas offering and listing application. On the same day, the CSRC also held a press conference for the release of the Trial Measures and issued the Notice on Administration for the Filing of Overseas Offering and Listing by Domestic Companies, which clarifies that (1) on or prior to the effective date of the Trial Measures, domestic companies that have already submitted valid applications for overseas offering and listing but have not obtained approval from overseas regulatory authorities or stock exchanges may reasonably arrange the timing for submitting their filing applications with the CSRC, and must complete the filing before the completion of their overseas offering and listing; (2) a six-month transition period will be granted to domestic companies which, prior to the effective date of the Trial Measures, have already obtained the approval from overseas regulatory authorities or stock exchanges, but have not completed the indirect overseas listing; if domestic companies fail to complete the overseas listing within such six-month transition period, they shall file with the CSRC according to the requirements; and (3) the CSRC will solicit opinions from relevant regulatory authorities and complete the filing of the overseas listing of companies with contractual arrangements which duly meet the compliance requirements, and support the development and growth of these companies.

With respect to the domestic company, non-compliance with the Trial Measures or an overseas listing completed in breach of it may result in a warning or a fine ranging from RMB 1 million to RMB10 million. Furthermore, the directly responsible executives and other directly responsible personnel of the domestic company may be warned or fined between RMB 500,000 and RMB 5 million and the controlling shareholder, actual controllers, and other legally appointed persons of the domestic company may be warned, or fined between RMB 1 million and RMB 10 million. If, during the filing process, the domestic company conceals important factors or the content is materially false, and securities are not issued, they are subject to a fine of RMB1 million to RMB10 million. With respect to the directly responsible executives and other directly responsible personnel of the domestic company, they are subject to a warning and fine between RMB 500,000 and RMB 5 million, and with respect to the controlling shareholder, actual controllers, and other legally appointed persons of the domestic company, they are subject to a warning and fine between RMB 1 million and RMB 10 million.

The Trial Measures have come into effect. After March 31, 2023, any failure or perceived failure by the domestic company or PRC subsidiaries to comply with the above confidentiality and archives administration requirements under the Trial Measures and other PRC laws and regulations may result in that the relevant entities would be held legally liable by competent authorities and referred to the judicial organization to be investigated for criminal liability if suspected of committing a crime.

According to a translated copy of the current and effective regulations promulgated by the China Securities Regulatory Commission, that is, the “Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies” Article 2 states, “Direct overseas offering and listing by domestic companies refers to such overseas offering and listing by joint-stock company incorporated domestically. Indirect overseas offering and listing by domestic companies refers to such overseas offering and listing by a company in the name of an overseas incorporated entity, whereas the company’s major business operations are located domestically, and such offering and listing is based on the underlying equity, assets, earnings or other similar rights of a domestic company”. Article 16 states, “Subsequent securities offerings of an issuer in the same overseas market where it has previously offered and listed securities shall be filed with the CSRC within 3 working days after the offering is completed.

According to a translated copy of the current and effective regulations promulgated by the China Securities Regulatory Commission, that is, the “Regulations on Strengthening the Confidentiality and Archives Management Work Related to the Overseas Issuance and Listing of Securities” Article 3 states, “A domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant entities or individuals including securities companies, securities service providers, and overseas regulators, documents and materials that contain state secrets or government work secrets, shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level. Where there is ambiguity or dispute over the identification of a state secret, a request shall be submitted to the competent secrecy administrative department for determination; where there is ambiguity or dispute over the identification of a government work secret, a request shall be submitted to the competent government authority for determination.” Further, Article 4 states that, “A domestic company that plans to, either directly or through its overseas listed entity, publicly disclose or provide to relevant entities or individuals including securities companies, securities service providers, and overseas regulators, other documents and materials that, if divulged, will jeopardize national security or public interest, shall strictly fulfill relevant procedures stipulated by applicable national regulations.” Accordingly, as the Company does not believe its operations fall into the above legal provisions, the Company does not believe that it is required to seek authorizations from Chinese authorities.

On December 28, 2021, the Cyberspace Administration of China (the “CAC”) jointly with the relevant authorities formally published Measures for Cybersecurity Review (2021) which took effect on February 15, 2022 and replace the former Measures for Cybersecurity Review (2020). Measures for Cybersecurity Review (2021) stipulates that operators of critical information infrastructure purchasing network products and services, and online platform operator (together with the operators of critical information infrastructure, the “Operators”) carrying out data processing activities that affect or may affect national security, shall conduct a cybersecurity review, any online platform operator who controls more than one million users’ personal information must go through a cybersecurity review by the cybersecurity review office if it seeks to be listed in a foreign country.

At present, we do not believe our operations require the approval and or permission of Chinese authorities, based upon the legal opinion attached hereto as Exhibit 99.1. This is because the Company’s primary business is food supply, which we were informed by counsel does not require the approval and permission of the Chinese government. Please see related legal opinion attached hereto as Exhibit 99.1. The “Special Management Measures for Foreign Investment Access (Negative List) (2021 Edition)” and “Market Access Negative List (2022 Edition)” issued by the Chinese government do not include the industry and business the Company is involved in. The Company will settle amounts owed under the WFOE structure by transferring dividends, or distributions between the holding company and its subsidiaries, or to investors, which have not yet occurred. We intend to rely primarily on dividends paid by the WFOE for our cash needs, including the funds necessary to pay dividends and other cash distributions, if any, to our shareholders, to service any debt we may incur and to pay our operating expenses. The Company has made no such distributions to date nor has it received any distributions from the WFOE to date, and the Company has no current cash management policies in place. The Company will look to implement one in the near future. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, our WFOE may experience difficulties in completing the administrative procedures necessary to pay distributions from its profits, if any. Furthermore, if our WFOE incurs debt on its own in the future, the instruments governing the debt may restrict their ability to pay distributions or make other payments. If the Company or our subsidiaries are unable to receive all of the revenues from our operations, we may be unable to pay dividends on our Shares.

Cash dividends, if any, on the Company’s Shares will be paid in U.S. dollars. If the Company is considered a PRC tax resident enterprise for tax purposes, any dividends paid to our overseas shareholders may be regarded as China-sourced income and as a result may be subject to PRC withholding tax at a rate of up to 10.0%.

There are no legal, or governmental proceedings, regulatory investigations or other governmental decisions, rulings, orders, or actions before any Governmental Agencies in progress or pending in the PRC to which the Company or the Material PRC Company is a party or to which any assets of the Material PRC Company is a subject.

All dividends declared and payable upon the equity interests in the WFOE may be converted into foreign currency and freely transferred out of the PRC free of any deductions in the PRC, provided that (i) the declaration and payment of such dividends complies with applicable PRC Laws and the constitutional documents of the WFOE, and (ii) the remittance of such dividends out of the PRC complies with the procedures required by the relevant PRC Laws relating to foreign exchange administration.

We face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China, which could materially and adversely affect our business. General macroeconomic conditions may materially and adversely affect our business, prospects, results of operations and financial position. The PRC government’s control over foreign currency conversion may adversely affect our business and results of operations and our ability to remit dividends.

There is no tax or duty payable by or on behalf of the Material PRC Company under applicable PRC Laws in connection with the creation, allotment and issuance of Common Shares, provided that each person taking the aforementioned actions is not subject to PRC tax by reason of citizenship, permanent establishment, residence or otherwise subject to PRC tax imposed on or measured by net income or net profits.

There are no reporting obligations to any Governmental Agency under PRC Laws on those holders of Common Shares who are not deemed to be PRC residents as defined under applicable PRC Laws, to the extent that no reporting obligation is triggered by the purchase or holding of Common Shares under the PRC anti-monopoly laws, rules and regulations.

We currently intend to retain all available funds and future earnings, if any, for the operation and expansion of our business and do not anticipate declaring or paying any dividends in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, capital requirements, contractual requirements, business prospects and other factors the board of directors deem relevant, and subject to the restrictions contained in any future financing instruments.

All of our business operations are conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between the Renminbi and foreign currencies, and regulate the growth of the general or specific market. While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. As the PRC economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the PRC government to forestall economic downturns or bolster China’s economic growth could materially affect our business. Any adverse change in the economic conditions in China, in policies of the PRC government or in laws and regulations in China could have a material adverse effect on the overall economic growth of China and market demand for our products. Such developments could adversely affect our businesses, lead to reduction in demand for our products and adversely affect our competitive position.

The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since the late 1970s, the PRC government has been building a comprehensive system of laws and regulations governing economic matters in general. The overall effect has been to significantly enhance the protections afforded to various forms of foreign investments in China. We conduct our business primarily through our WFOE, and the WFOE is established in China. These companies are generally subject to laws and regulations applicable to foreign investment in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract.

ESG the Driving Force behind the Company

ESG’s core business philosophy is to develop and operate sustainable and technology-driving food businesses consistent with the principles of Environmental, Sustainable and Governance investing.

An explanation of the three domains of Environmental, Sustainable and corporate Governance -- is critical to understanding ESG’s development of its own business.

Environmental and Sustainable criteria include technology and equipment application, energy use, waste, pollution, natural resource conservation, and treatment of animals and natural resources and help us avoid a company that might pose a greater financial risk due to their environmental or other practices. The United Nations projects that the world’s population is to reach 8.5 billion by 2030, 9.7 billion by 2050 and exceed 11 billion in 2100. Food production needs to meet the projected demands in the coming years. Thus, food production should be technology-driven, environmentally friendly, sustainable and not have a negative impact on the ecosystem and natural resources. Thus the “E and S” in ESG is the first keen focus in developing and operating our business.

Corporate Governance deals with a company’s top-down leadership and how it governs itself in an ethical, transparent and manner devoid of conflicts of interest and focuses on executive pay, audits, internal controls, and shareholder rights. We see an ever-increasing consumer and investor demand for sustainable food production and distribution. We believe that many consumers will expect that food is produced under stringent scrutiny for food safety and that ethical policies underlie every part of the process. We believe they will be willing to pay a premium for food sourced through such channels. In addition, we expect governments everywhere will promulgate and enforce stricter food safety regulations, which should eliminate a large number of food producers who will be unable to comply with these respective regulations. These market conditions will require food companies to embrace new means of production and technology. We believe this will lead to consolidation in various segments of the food industry, in which only forward-thinking participants like ESG will survive and prosper.

Our Operating Subsidiary Companies

ESG is a holding company engaged in sustainable food production and distribution directly or indirectly through our subsidiaries and currently owns operating subsidiaries in China. Our operating subsidiaries are involved in direct mushroom composting, growing, food production, distribution as well as import and export of food. We believe that the growing global demand for sustainable high-quality food presents a unique opportunity for companies engaged in this critical area that is being paid increasing attention by global investors.

Funan Allied United Farmer Product Co., Ltd. (“AUFP”) was created in 2017 in China by US mushroom industry participants with the support of strategic investors to revolutionize China’s mushroom industry and create enhanced standards for food safety, sustainability, greenness, and resulting high-quality food products to serve Chinese consumers and regional Asian export markets. AUFP engages in the research and development, composting, cultivation, processing, packaging, and distribution of high-quality white button mushrooms from Fuyang, China. As a bio-sustainable and resources-recyclable company, with wheat straw and animal manure as the major raw materials, kinds of agricultural waste, AUFP is dedicated to building Fuyang into the hub to supply high-quality mushroom, compost and organic fertilizer in Asia with the support of industrial experts and capital.

Currently, AUFP owns approximately 56 acres of industrial land use rights and built bunkers, tunnels and growing facilities, totaling approximately 300,000 square feet, with fresh white button mushrooms capacity of 7300 tons and production capacity to 90,000 tons of Phase IIII compost, of which two-thirds are planned to be sold to third party’s farms.

As an AUFP’s subsidiary, Anhui Allied United Mushroom Technology Co., Ltd. (“AUMT”) operates a Phase III compost manufacturing facility to distribute to its own and third-party growing facilities in China and east and southeast Asia while Anhui Allied United Mushroom Co. Ltd. (“AUM”), an AUFP subsidiary, is a company engaged in growing, packing and distributing fresh white button mushrooms in China.

AUFP received the highest quality certification “Green Food” in China. Along with its subsidiaries, AUFP recorded a consolidated revenue of USD 7.45 million and USD 7.25 million for the years ended December 31, 2023 and 2022, respectively.

Anhui Allied United Mushroom Technology Co., Ltd.

Anhui Allied United Mushroom Technology Co., Ltd. (“AUMT”) was created in China in March 2018, to manufacture white button mushroom compost.

White button mushroom compost is a unique living organism. It varies according to the environment where it is produced. Making mushroom compost is a complex process that AUMT has been perfecting. AUMT uses the art of the state phase III composting process to make compost under the supervision of a team of specialists, taking raw materials from the local area, for our own farms and other mushrooms growers.

Phase III composting process is composed of:

Phase I: Bales of straw are mixed with animal manure, water and gypsum. When mixed, the material is filled into large aerated concrete vessels, called bunkers. During this phase the compost reaches temperatures of 80 degrees Celsius. After 7–13 days the Phase I process is completed, ready for the Phase II process to begin.

Phase II: The material is removed from the bunkers and filled into closed tunnels, where we monitor and control a series of temperature changes – the most important of which is pasteurization. Pasteurization helps remove any unwanted organisms from the compost. The next and most important stage of Phase II is the conditioning of the compost. This means that microbes convert ammonia and amines into protein. Phase II takes approximately 5–6 days. The climate controlled “tunnel” heats the compost to 58 degrees Celsius for pasteurization and then conditions it at 48 degrees Celsius.

Phase III: Once the Phase II process is completed, the compost is cooled and removed from the Phase 2 tunnels. Mushroom spawn is added and the compost is then refilled into Phase III tunnels. Spawn is usually made with rye or millet grain that has been sterilized and inoculated with mushroom tissue (mycelium). This Phase III incubation process takes 15-17 days. During this time mycelium grows throughout the substrate. After the 15-17 days incubation period, the Phase III compost is loaded into specially designed trucks for transport to the growing facility.

Currently AUMT owns 9 bunkers, 31 tunnels and related auxiliary facilities and equipment with the capacity of 90,000 tons annually of Phase III compost to supply.

Anhui Allied United Mushroom Co., Ltd.

Anhui Allied United Mushroom Co., Ltd. (“AUM”) was created in China in April 2018, to grow fresh white button mushroom and provide white button mushroom growing management services. AUM produces high quality fresh white button mushrooms.

The growing process is composed of the following steps:

As the mushroom compost is filled into the growing rooms, a layer of peat is applied to the surface of the Phase III compost. The layer is called the casing layer and is essential for the formation of the mushrooms. Over a 3-4 days period, the mushroom tissue grows throughout the compost and up through the casing layer.

The environment is then altered to simulate an autumn day, which promotes the formation of mushrooms. As a result, tiny mushroom heads (pins) begin to appear. During the next two weeks the levels of moisture, temperature, humidity, carbon dioxide and air movement are carefully monitored.

The pins eventually grow into mushrooms. The mushrooms are picked by hand to maintain the highest possible quality. All our mushrooms are cooled quickly after harvesting and are packed and transported in refrigerated trucks to wholesale markets or supermarkets.

Currently, AUM owns approximately 335,000 square feet of growing area, with annual production of fresh white button mushroom of approximately 20,000,000 LBS.

Market Overview

Health Diet Trend

We believe that people are searching for vegan and plant-based options for every aspect of their lifestyle. Mushrooms are a nutritious vegetarian delicacy and contain many vitamins and minerals but are low on sugar and fat. We believe that they are becoming a preferable and quality ingredient source for plant-based food. As an innovative food company with the whole production chain of mushrooms, we are committed to innovating and providing sustainable mushroom-based food and its ingredients.

Mushrooms are popular in most of the developed countries and are becoming accepted in many developing countries. The market for mushrooms is growing rapidly because of their rich nutritional value and special taste aroma, and flavor. The global plant-based food market is expected to reach 77.8 billion U.S. dollars in 2025. The forecast projects that by 2030 the market will have more than doubled. (https://www.statista.com/statistics/1280394/global-plant-based-food-market-value/).

Quality Phase III Compost and Strong Demand

We believe that the key factor for the successful growing of white button mushrooms is composting. Composting is a delicate and difficult business, especially in large-scale and commercial indoor growing. ESG believes it is positioning itself as the compost provider in the Asian Pacific area with its management expertise and experience in composting and advantages of being near a raw material supply.

Our Competitive Strengths

Experienced Management

ESG’s management is composed of professionals in mushroom composting, growing, food processing and marketing, and the food industry, as well as in capital markets and public companies. We have experienced experts in white button mushroom production and, especially, composting, on our management team. Experienced and senior experts are the most important asset to ESG. ESG is designing and executing a comprehensive training system to continue to build up the management team for our operations and the provisions of management service.

Focusing Key Stages of Food Production

ESG is focusing on the composting business and food processing business, especially mushroom related, which is two ends of the most value added.

ESG is focusing on research and development in connection with the improvement of mushroom composting production and of the production of mushroom based food and its ingredients. We concentrate ESG’s capital and efforts on key stages.

Production Location in the raw material base

A location near the supply of excellent raw materials such as wheat straw and animal manure are very important in order to control the cost of production and the quality of mushroom. ESG’s current and planned production facilities are located in excellent places of raw materials to be collected such as Funan in China.

Employees

We currently have around 20 full-time management employees and 40 full-time operating workers along with 185 part time harvesters and runners.

Intellectual Property

ESG has 1 invention Patent, 14 Utility Model Patents, registered and 17 Utility Model Patents with pending effectiveness.

Reports to Security Holders

You may read and copy any materials the Company files with the Commission in the Commission’s Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A. Risk Factors

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information contained in this report before deciding to invest in our common stock.

Risks Related to our Business

We face risks related to health epidemics that could impact our sales and operating results.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including COVID-19. Although the impact of COVID-19 was temporary on our business and operations in 2021 due to some shutdowns in China, any outbreak of contagious diseases in the future, and other adverse public health developments, particularly in China, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to conduct our operations, as well as temporary closures of our facilities and ports or the facilities of our customers and third-party service providers. Any disruption or delay of our customers or third-party service providers would likely impact our operating results and the ability of the Company to continue as a going concern. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of China and many other countries, resulting in an economic downturn that could affect demand for our products and significantly impact our operating results.

The COVID-19 has had an impact on our operations for the years ended December 31, and December 31, 2022, and this could continue if a resurgence occurs.

Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities and/or distributors as a result of the impact from COVID-19. This damage or disruption could result from events or factors that are impossible to predict or are beyond our control, such as raw material scarcity, pandemics, government shutdowns, disruptions in logistics, supplier capacity constraints, adverse weather conditions, natural disasters, fire, terrorism or other events. In December 2019, COVID-19 emerged. Because of the shelter-in-place orders and travel restrictions mandated by the Chinese government, the production and sales activities of the Company stopped during the end of January and February 2020, which adversely impacted the Company’s production and sales during that period. Although the production and sales resumed at the end of March 2020, the COVID-19 outbreak has had a significant adverse impact on our business and operations during the fiscal year ended December 31, 2021. The continued uncertainties associated with COVID-19 may cause the Company’s revenue and cash flows to underperform in the next 12 months. A resurgence could negatively affect the sales. The extent of the future impact of COVID-19 is still highly uncertain and cannot be predicted as of the date of this report. If COVID-19 further impacts its production and sales, the Company’s financial condition, results of operations, and cash flows could continue to be adversely affected.

The loss of any of our key customers could reduce our revenues and our profitability.

Our key customers in fiscal year 2023 were distributor in Shanghai China and processor in Fujian province China. If we cannot maintain long-term relationships with these major customers, the loss of our sales to them could have an adverse effect on our business, financial condition and results of operations. There can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. In addition, having a relatively small number of customers/distributors may cause our quarterly results to be inconsistent, depending upon these customers’ daily capacity to sell.

Our failure to comply with PRC food safety laws may require us to incur significant costs.

Manufacturers in the Chinese food industry are subject to compliance with PRC food safety laws and regulations. Such laws require manufacturers to comply with regulations with respect to food, food additives, packaging, and food production sites, facilities and equipment. Failure to comply with PRC food safety laws may result in fines, suspension of operations and, in more extreme cases, criminal proceedings against an enterprise and its management. The Chinese government may also change the existing laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditures, which we may be unable to pass on to our customers through higher prices for our products.

We lack product and business diversification. Accordingly, our future revenues and earnings are more susceptible to fluctuations than a more diversified company.

Our primary business activities have historically focused on fresh white button mushrooms products although we are planning to build a food processing facility. Because our focus has historically been limited in this way, any risk affecting the fresh mushrooms industry or consumers’ desire for fresh mushrooms products could disproportionately affect our business. To enhance our ability to continue to operate, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. On one side, we improved efficiency with current facilities, the revenue reached $7.45 million and $7.25 million for the year ended December 31,2023 and 2022, respectively; on the other side, we were expanding our composting facilities to generate more revenue by selling compost to customers. On December 31, 2022, AUM, a subsidiary of ESG acquired 12 mushroom houses by assuming debt. The new operations further increase the production of mushrooms and reduce fixed cost per unit to reach the scale effect of economics. On January 5, 2022, Funan Agricultural Reclining Investment Co. Ltd signed an agreement to fund $18.09 million by 10-year debt financing for the expansion of composting facilities, which will further generate revenue on compost sales with a higher profit margin.

Governmental support to the agriculture industry and/or our business may decrease or disappear.

Currently the Chinese government is supporting agriculture with tax exemption, especially e-commerce in agriculture. In addition, our local government has been supporting our company by providing subsidies from time to time. These beneficial policies may change, so the support we receive from the government may decrease or disappear, which may impact our development.

Beneficial tax incentives may disappear.

We operate our business through our Chinese subsidiaries. Currently the agriculture industry is highly supported by the Chinese government. For example, to further strengthen and standardize the support of comprehensive agricultural development to the characteristic industries with agricultural advantages, the Chinese National Office of Comprehensive Agricultural Development has decided to carry out the compilation of The Plan for Comprehensive Agricultural Development to Support the Agricultural Advantage and Characteristic Industries (2019-2021) (the “New Plan”). Mushrooms are emphasized and classified as a “dominant and characteristic industry,” which may become the objects of policy-support issue in the future. However, the New Plan has not yet been formally approved and the final result remains to be further observed.

As an agricultural production enterprise, we are enjoying certain tax benefits, including a tax waiver of VAT and income tax. If the tax policies change in a way that some or all of the tax benefits we presently receive are cancelled, we may need to pay much higher taxes which will reduce or eliminate our profit margin.

We are subject to extensive regulations by the Chinese government.

The food industry is subject to extensive regulations by Chinese government agencies. Among other things, these regulations govern the manufacturing, importation, processing, packaging, storage, exportation, distribution and labelling of our products. New or amended statutes and regulations, increased production at our existing facilities, and our expansion into new operations and jurisdictions may require us to obtain new licenses and permits and could require us to change our methods of operations at costs that could be substantial.

Failure to make adequate contributions to the Housing Provident Fund for certain employees of our PRC subsidiaries could subject us to labor disputes or complaints and adversely affect our financial condition.

Pursuant to the Regulations on Management of Housing Provident Fund (“HPF”), promulgated by the State Council on April 3, 1999 and amended on March 24, 2002, PRC enterprises must register with relevant HPF management center, open special HPF accounts at a designated bank and make timely HPF contributions for their employees. In accordance with the Regulations on Management of Housing Provident Fund and the Rules for Administrative Enforcement of Housing Provident Fund in Anhui Province, an enterprise that fails to register with HPF management center or open accounts for its employees shall be ordered to do so within the prescribed time; if a PRC company fails to comply within the prescribed time, it could be fined between RMB10,000 and RMB50,000.

Furthermore, if such enterprise fails to pay in full or in part its HPF contributions, such enterprise will be ordered by the HPF enforcement authorities to make such contributions, and may be compelled by the people’s court that has jurisdiction over the matter to make such contributions. Pursuant to the relevant HPF laws and regulations, HPF contributions are only required for employees with urban housing registration. For employees with rural housing registration, contributions are voluntary and are not required. In addition, there are discrepancies in the interpretation and enforcement of such regulations at the national and local level. Local and national enforcement practices at times vary significantly.

Our PRC subsidiaries have not opened HPF accounts for their employees (almost all of them are with rural housing registration). Regarding those employees who our PRC subsidiaries make no contribution to HPF, our PRC subsidiaries have employment contracts with them to clarify salary to include contribution and employee has obligation to deal with it by themself. Although our PRC subsidiaries do this way, they may still potentially be ordered by HPF enforcement authorities to make full contribution, and face litigation by employees in relation to their failure to make full contribution. As of the date of this report, our PRC subsidiaries have not received any demand or order from the competent authorities with respect to their HPF contribution. To the extent the PRC subsidiaries are required to make such payments, our financial condition will likely be adversely affected.

Mushrooms are subject to risks related to diseases, pests, and system malfunction.

Mushrooms are exposed to diseases and pests. Pests and diseases during the cultivation process may significantly decrease the quantity of quality mushrooms, which may impact our revenue.

Temperature can have a significant impact on the growth and the quality of mushrooms. Although our growing facilities are indoors under the control of AI monitor, we are still potential to encounter the malfunction of cooling, airflow, and heating system.

Our farms may fail to comply with the legal requirements and our quality standards and be negatively impacted by the quality of our raw materials.

Our farms are responsible for complying with the legal requirements. It is possible that we fail to comply with any PRC law relating to food safety during the composting and growing. If the governmental agency determines we are not eligible to continue the operation, we will need to pause. Our farms may also be negatively impacted by bad quality of raw materials so fail to comply with our quality standards.

Increases in our raw materials costs may negatively affect our operating results.

The price of the raw materials we use may be inelastic when we wish to purchase supplies. We cannot guarantee that we will be able to control our material expenses. In addition, as we are competing based upon low cost, we will risk losing customers by increasing our selling prices. To the extent our costs increase beyond the price we can charge our customers, our operating results could be harmed.

We may require additional financing in the future and our operations could be curtailed if we are unable to obtain required additional financing when needed.

While we do not anticipate seeking additional financing in the immediate future, any additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

●	increase our vulnerability to general adverse economic and industry conditions;
●	require us to dedicate a portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow to fund capital expenditures, working capital and other general corporate purposes; and
●	limit our flexibility in planning for, or reacting to, changes in our business and our industry.

We cannot guarantee that we will be able to obtain any additional financing on terms that are acceptable to us, or at all.

We are substantially dependent upon our senior management.

We are highly dependent on our senior management to manage our business and operations. In particular, we rely substantially on our Chief Executive Officer Zhi Yang on current stage.

Failure to manage our growth could strain our management, operational and other resources, which could materially and adversely affect our business and prospects.

Our growth strategy includes building a food processing facility, developing export customers of our existing fresh mushroom and Phase III compost, and increasing varieties of agricultural and food products. Pursuing these strategies has resulted in and will continue to result in substantial demands on management resources. In particular, the management of our growth will require, among other things:

●	stringent cost controls and sufficient liquidity;
●	strengthening of financial and management controls;
●	increased marketing, sales and support activities; and
●	hiring and training of new personnel.

If we are not able to manage our growth successfully, our business and prospects would be materially and adversely affected.

An insufficient amount of insurance could expose us to significant costs and business disruption.

While we have purchased insurance to cover certain events, the amounts and scope of coverage could leave our business inadequately protected from loss. If we were to incur substantial losses or liabilities due to fire, explosions, floods, other natural disasters or accidents or business interruption, our results of operations could be materially and adversely affected.

If we fail to protect our intellectual property rights, it could harm our business and competitive position.

We rely on a combination of patents, trademark, domain name laws and non-disclosure agreements and other methods to protect our intellectual property rights.

Implementation of PRC intellectual property-related laws have historically been lacking, primarily because of ambiguities in the PRC laws and enforcement difficulties. Accordingly, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other western countries. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position.

We may be exposed to trademark infringement and other claims by third parties which, if successful, could disrupt our business and have a material adverse effect on our financial condition and results of operations.

If we sell our branded products internationally, and as litigation becomes more common in China, we face a higher risk of being the subject of claims for trademark infringement, invalidity or indemnification relating to other parties’ proprietary rights. The defense of trademark suits, including trademark infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our management personnel. Furthermore, an adverse determination in any such litigation or proceedings to which we may become a party could cause us to:

●	pay damage awards;
●	seek licenses from third parties;
●	pay ongoing royalties;
●	redesign our branded products; or
●	be restricted by injunctions,

each of which could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring or limiting their purchase or use of our products. This could have a material adverse effect on our financial condition and results of operations.

There are implications of being an emerging growth company.

As a company with less than $2.0 billion in revenue during its last fiscal year, we qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

-	a requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;
-	an exemption to provide less than five years of selected financial data in an initial public offering registration statement;
-	an exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting;
-	an exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
-	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and
-	reduced disclosure about our executive compensation arrangements.

An emerging growth company is also exempt from Section 404(b) of the Sarbanes Oxley Act, which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Exchange Act which require stockholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

-	the first fiscal year following the fifth anniversary of the filing of this Form 10;
-	the first fiscal year after our annual gross revenues are $2 billion or more;
-	the date on which we have, during the previous three-year period, issued more than $2 billion in non-convertible debt securities; or
-	as of the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Risks Related to Doing Business in China

Because all of our operations are in China, our business is subject to the complex and rapidly evolving laws and regulations there. The PRC government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

As a business operating in the PRC, we are subject to the laws and regulations of the PRC, which can be complex and evolve rapidly. The PRC government has the power to exercise significant oversight and discretion over the conduct of our business, and the regulations to which we are subject may change rapidly and with little notice to us or our shareholders. As a result, the application, interpretation, and enforcement of new and existing laws and regulations in the PRC are often uncertain. In addition, these laws and regulations may be interpreted and applied inconsistently by different agencies or authorities, and inconsistently with our current policies and practices. New laws, regulations, and other government directives in the PRC may also be costly to comply with, and such compliance or any associated inquiries or investigations or any other government actions may:

●	Delay or impede our development,
●	Result in negative publicity or increase our operating costs,
●	Require significant management time and attention, and
●	Subject us to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

The promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we conduct our business and could require us to change certain aspects of our business to ensure compliance, which could decrease demand for our products, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject us to additional liabilities. To the extent any new or more stringent measures are required to be implemented, our business, financial condition and results of operations could be adversely affected as well as materially decrease the value of our common stock.

The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to customer rights, taxation, employment, property and other matters. The central or local governments of China may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severely Cracking Down on Illegal Securities Activities According to Law, or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems, will be taken to deal with the risks and incidents of China-concept overseas listed companies. Such future administrative measure or actions may have material adverse effects on the offering of our securities to investors, our proposed listing in the U.S. or our business operation, for example in the event that it is required that we should obtain permission from the Chinese government to offer our securities to investors or list on U.S. exchanges, it is unpredictable whether such permission can be obtained by us, as the case may be, or, if permission is obtained, whether it could be later denied or rescinded. If we, including our subsidiaries, do not receive or maintain such permissions or approvals, or inadvertently conclude that such permissions or approvals are not required, it could significantly limit or completely hinder our ability to offer or continue to offer our securities to investors, list in the U.S. and cause the value of our securities to significantly decline or become worthless. As of the date hereof, we have not received any inquiry, notice, warning, or sanctions from PRC government authorities in connection with the Opinions.

On June 10, 2021, the Standing Committee of the National People’s Congress of China (the “SCNPC”), promulgated the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data and information.

In early July 2021, regulatory authorities in China launched cybersecurity investigations with regard to several China-based companies that are listed in the United States. In July 2021, the Chinese cybersecurity regulator launched the investigation on three Internet platforms.

On November 14, 2021, the CAC released the Regulations on the Network Data Security Management (Draft for Comments) (the “Data Security Management Regulations Draft”), to solicit public opinion and comments. Pursuant to the Data Security Management Regulations Draft, data processors holding more than one million users’ individual information shall be subject to cybersecurity review before listing abroad. Data processing activities refers to activities such as the collection, retention, use, processing, transmission, provision, disclosure, or deletion of data. According to the latest amended Cybersecurity Review Measures, which was promulgated on December 28, 2021 and became effective on February 15, 2022, and replaced the Cybersecurity Review Measures promulgated on April 13, 2020, online platform operator holding more than one million users’ individual information shall be subject to cybersecurity review before listing abroad. Since the Cybersecurity Review Measures is new, the implementation and interpretation thereof is not yet clear.

On July 30, 2021, the State Council promulgated the Regulations on the Protection of the Security of Critical Information Infrastructure, or the Regulations, which took effect on September 1, 2021. The Regulations supplement and specify the provisions on the security of critical information infrastructure as stated in the Cybersecurity Review Measures. The Regulations provide, among others, that protection department of certain industry or sector shall notify the operator of the critical information infrastructure in time after the identification of certain critical information infrastructure. On September 20, 2021, the SCNPC promulgated the Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which took effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

On February 17, 2023, the CSRC issued the New Administrative Rules Regarding Overseas Listings, which became effective on March 31, 2023. According to the new administrative rules, among other things, a domestic company in the PRC that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC as per requirements thereof. Initial public offerings or listings in overseas markets shall be filed with the CSRC within 3 working days after the relevant application is submitted overseas. If an issuer offers securities in the same overseas market where it has previously offered and listed securities subsequently, filings shall be made with the CSRC within 3 working days after the offering is completed. Upon occurrence of any material event, such as change of control, investigations or sanctions imposed by overseas securities regulatory agencies or other relevant competent authorities, change of listing status or transfer of listing segment, or voluntary or mandatory delisting, after an issuer has offered and listed securities in an overseas market, the issuer shall submit a report thereof to CSRC within 3 working days after the occurrence and public disclosure of such event. Further, an overseas securities company that serves as a sponsor or lead underwriter for overseas securities offering and listing by domestic companies shall file with the CSRC within 10 working days after signing its first engagement agreement for such business, and submit to the CSRC, no later than January 31 each year, an annual report on its business activities in the previous year associated with overseas securities offering and listing by domestic companies. If an overseas securities company has entered into engagement agreements before the effectuation of the Trial Administrative Measures and is serving in practice as a sponsor or lead underwriter for overseas securities offering and listing by domestic companies, it shall file with the CSRC within 30 working days after the Trial Administrative Measures take effect.

On February 24, 2023, the CSRC promulgated the Provisions on Strengthening Confidentiality and Archives Administration of Overseas Securities Offering and Listing by Domestic Companies (the “Confidentiality and Archives Administration Provisions”), which will also become effective on March 31, 2023. The Confidentiality and Archives Administration Provisions set out rules, requirements and procedures relating to provision of documents, materials and accounting archives for securities companies, securities service providers, overseas regulators and other entities and individuals in connection with overseas offering and listing, including without limitation to, domestic companies that carry out overseas offering and listing (either in direct or indirect means) and the securities companies and securities service providers (either incorporated domestically or overseas) that undertake relevant businesses shall not leak any state secret and working secret of government agencies, or harm national security and public interest, and a domestic company shall first obtain approval from competent authorities according to law, and file with the secrecy administrative department at the same level, if it plans to, either directly or through its overseas listed entity, publicly disclose or provide any documents and materials that contain state secrets or working secrets of government agencies. Working papers produced in the Chinese mainland by securities companies and securities service providers in the process of undertaking businesses related to overseas offering and listing by domestic companies shall be retained in the Chinese mainland. Where such documents need to be transferred or transmitted to outside the Chinese mainland, relevant approval procedures stipulated by regulations shall be followed.

Our business may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection.

Our business may be subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information, such as personal information and other data. These laws continue to develop, and the PRC government may adopt other rules and restrictions in the future. Non-compliance could result in penalties or other significant legal liabilities.

Pursuant to the PRC Cybersecurity Law, which was promulgated by the Standing Committee of the National People’s Congress on November 7, 2016 and took effect on June 1, 2017, personal information and important data collected and generated by a critical information infrastructure operator in the course of its operations in China must be stored in China, and if a critical information infrastructure operator purchases internet products and services that affects or may affect national security, it should be subject to cybersecurity review by the Cyberspace Administration of China (“CAC”). Due to the lack of further interpretations, the exact scope of “critical information infrastructure operator” remains unclear.

On April 13, 2020, twelve Chinese government agencies jointly promulgated the Measures for Cybersecurity Review, which became effective on June 1, 2020, set forth the cybersecurity review mechanism for critical information infrastructure operators, and provided that critical information infrastructure operators who intend to purchase internet products and services that affect or may affect national security shall be subject to a cybersecurity review. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the PRC Data Security Law, which will take effect in September 2021. The Data Security Law provides for a security review procedure for data activities that may affect national security. Moreover, the State Internet Information Office issued the Measures of Cybersecurity Review (Revised Draft for Comments, not yet effective) on July 10, 2021, which requires operators with personal information of more than 1 million users who want to list abroad to file a cybersecurity review with the CAC. Furthermore, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the Opinions on Severe and Lawful Crackdown on Illegal Securities Activities, which was available to the public on July 6, 2021. These opinions emphasized the need to strengthen the administration over illegal securities activities and the supervision on overseas listings by China-based companies. These opinions proposed to take effective measures, such as promoting the construction of relevant regulatory systems, to deal with the risks and incidents facing China-based overseas-listed companies and the demand for cybersecurity and data privacy protection. As these laws, opinions and the draft measures were recently issued, official guidance and interpretation of these remain unclear in several respects at this time, and the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws, opinions and the draft measures. Therefore, it is uncertain whether the future regulatory changes would impose additional restrictions on our business.

The Data Security Law also sets forth the data security protection obligations for entities and individuals handling personal data, including that no entity or individual may acquire such data by stealing or other illegal means, and the collection and use of such data should not exceed the necessary limits The costs of compliance with, and other burdens imposed by, PRC Cybersecurity Law and any other cybersecurity and related laws may limit the use and adoption of our products and services and could have an adverse impact on our business. Further, if the enacted version of the Measures for Cybersecurity Review mandates clearance of cybersecurity review and other specific actions to be completed by companies like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

There remains uncertainty as to how the Draft Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Draft Measures. If any such new laws, regulations, rules, or implementation and interpretation comes into effect, we will take all reasonable measures and actions to comply and to minimize the adverse effect of such laws on us.

We cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and there is no assurance that we can fully or timely comply with such laws. In the event that we are subject to any mandatory cybersecurity review and other specific actions required by the CAC, we face uncertainty as to whether any clearance or other required actions can be timely completed, or at all. Given such uncertainty, we may be further required to suspend our relevant business, shut down our website, or face other penalties, which could materially and adversely affect our business, financial condition, and results of operations.

PRC laws and regulations governing our current business operations are sometimes vague and uncertain. Uncertainties with respect to the PRC legal system, including uncertainties regarding the enforcement of laws, and sudden or unexpected changes in laws and regulations in China with little advance notice could have a material adverse effect on us and limit the legal protections available to you and us.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations including, but not limited to, the laws and regulations governing our business and the enforcement and performance of our arrangements with clients in certain circumstances. The laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement could be unpredictable, with little advance notice. The effectiveness and interpretation of newly enacted laws or regulations, including amendments to existing laws and regulations, may be delayed, and our business may be affected if we rely on laws and regulations which are subsequently adopted or interpreted in a manner different from our current understanding of these laws and regulations. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on our business.

The PRC legal system is based on written statutes. Prior court decisions are encouraged to be used for reference but it remains unclear to what extent the prior court decisions may impact the current court ruling as the encouragement policy is new and there is limited judicial practice in this regard. We conduct our business primarily through our subsidiaries established in China.

These subsidiaries are generally subject to laws and regulations applicable to foreign investment in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involves uncertainties, which may limit legal protections available to us. In addition, any new or changes in PRC laws and regulations related to foreign investment in China could affect the business environment and our ability to operate our business in China. Recently, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the Opinions, which was made available to the public on July 6, 2021. The Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. Effective measures, such as promoting the construction of relevant regulatory systems will be taken to deal with the risks and incidents of China-concept overseas listed companies, and cybersecurity and data privacy protection requirements, etc. The Opinions and any related implementing rules to be enacted may subject us to compliance requirement in the future. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical, or in some circumstances impossible. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to predict the outcome of administrative and court proceedings and the level of legal protection we enjoy than in more developed legal systems. These uncertainties may impede our ability to enforce the contracts we have entered into with our business partners, clients and suppliers. In addition, such uncertainties, including any inability to enforce our contracts, together with any development or interpretation of PRC law that is adverse to us, could materially and adversely affect our business and operations. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other more developed countries and the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all and may have retroactive effects. As a result, we may not be aware of our violation of any of these policies and rules until sometime after the violation. Such unpredictability towards our contractual, property, and procedural rights could adversely affect our business and impede our ability to continue our operations. We cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the pre-emption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors, including you. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

The PRC government has significant oversight and discretion over the conduct of our business and may intervene or influence our operations as the government deems appropriate to further regulatory, political and societal goals. The PRC government has recently published new policies that significantly affected certain industries such as the education and internet industries, and we cannot rule out the possibility that it will in the future release regulations or policies regarding our industry that could adversely affect our business, financial condition and results of operations.

Furthermore, if China adopts more stringent standards with respect to certain areas such as corporate social responsibilities, we may incur increased compliance costs or become subject to additional restrictions in our operations. We cannot predict the effects of future developments in the PRC legal system on our business operations, including the promulgation of new laws, or changes to existing laws or the interpretation or enforcement thereof. These uncertainties could limit the legal protections available to us and our investors, including you.

Changes in China’s economic, political or social conditions or government policies, which could occur quickly with little advance notice, could have a material adverse effect on our business and operations.

Substantially all of our assets and operations are located in the PRC. Accordingly, our business, financial condition, results of operations and prospects may be influenced to a significant degree by political, economic and social conditions in the PRC generally. The Chinese economy differs from the economies of most developed countries in many respects, including the level of government involvement, development, growth rate, control of foreign exchange, monetary and tax policies, allocation of resources, and regulation of the growth of the general or specific market and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in the PRC is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over the PRC’s economic growth through allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

While the Chinese economy has experienced significant growth over past decades, growth has been uneven, both geographically and among various sectors of the economy. Any adverse changes in economic conditions in the PRC, in the policies of the PRC government or in the laws and regulations in the PRC, which may occur quickly with little advance notice, could have a material adverse effect on the overall economic growth of the PRC. Such developments could adversely affect our business and operating results, lead to a reduction in demand for our products and adversely affect our competitive position. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall Chinese economy, but may have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations. In addition, in the past the PRC government has implemented certain measures, including interest rate adjustment, to control the pace of economic growth. These measures may cause decreased economic activity in the PRC, which may adversely affect our business and operating results. In addition, although these government involvements have been instrumental in China’s significant growth, if the PRC government’s current or future policies fail to help the Chinese economy achieve further growth, our growth rate or strategy, our results of operations could also be adversely affected as a result.

Our profitability may be seriously affected by fluctuations in exchange rates between the Renminbi and the U.S. dollar.

All of our revenue is denominated in Renminbi while our financial reporting is in U.S. dollars. As a result, any significant fluctuation in exchange rates may cause us to incur currency exchange translation and harm our financial condition and results of operations.

Movements in Renminbi exchange rates are affected by, among other things, changes in political and economic conditions and China’s foreign exchange regime and policy. The Renminbi has been unpegged from the U.S. dollar since July 2005 and, although the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that the PRC authorities may lift restrictions on fluctuations in Renminbi exchange rates and lessen intervention in the foreign exchange market in the future.

To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to adequately hedge our exposure at all.

Governmental control of currency conversion may limit our ability to use our revenues effectively and the ability of our WFOE to obtain financing.

The PRC government imposes control on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive all our revenues in Renminbi, which currently is not a freely convertible currency. Restrictions on currency conversion imposed by the PRC government may limit our ability to use revenues generated in Renminbi to fund our expenditures denominated in foreign currencies or our business activities outside China. Under China’s existing foreign exchange regulations, Renminbi may be freely converted into foreign currency for payments relating to current account transactions, which include among other things dividend payments and payments for the import of goods and services, by complying with certain procedural requirements. Our WFOE is able to pay dividends in foreign currencies to us without prior approval from SAFE, by complying with certain procedural requirements Our WFOE may also retain foreign currency in its current account bank accounts for use in payment of international current account transactions. However, we cannot assure you that the PRC government will not take measures in the future to restrict access to foreign currencies for current account transactions.

Conversion of Renminbi into foreign currencies, and of foreign currencies into Renminbi, for payments relating to capital account transactions, which principally includes investments and loans, generally requires the approval of SAFE and other relevant PRC governmental authorities. Restrictions on the convertibility of the Renminbi for capital account transactions could affect the ability of WFOE to make investments overseas or to obtain foreign currency through debt or equity financing, including by means of loans or capital contributions from us. We cannot assure you that the registration process will not delay or prevent our conversion of Renminbi for use outside of China.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management.

We conduct substantially all of our operations in China, and substantially all of our assets are located in China, which is an emerging market. As a result, it may be difficult for our shareholders to affect service of process upon us.

It may also be difficult for you to enforce the U.S. courts judgments obtained in U.S. courts, including judgments based on the civil liability provisions of the U.S. federal securities laws against us with a significant part of our assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us, or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In addition, it is uncertain whether such PRC courts would entertain original actions brought in the courts of the PRC against us or such persons predicated upon the securities laws of the United States or any state.

Specifically, regarding judgment enforcement in the PRC, the recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of reciprocal arrangement with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security or public interest of the PRC. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the U.S.

We face uncertainty regarding the PRC tax reporting obligations and consequences for certain indirect transfers of the stock of our operating company.

Under the current PRC tax regulations, indirect transfers of equity interests and other properties of PRC tax resident enterprises by non-PRC holding companies may be subject to PRC tax. In accordance with the Announcement of the State Administration of Taxation on Several Issues concerning the Enterprise Income Tax on the Indirect Transfers of Properties by Non-Resident Enterprises (“Announcement 7”) issued by the SAT on February 3, 2015, if a non-PRC tax resident enterprise indirectly transfers equities and other properties of a PRC tax resident enterprise and such indirect transfer will produce a result identical or substantially similar to direct transfer of equity interests and other properties of the PRC tax resident enterprise, the non-PRC tax resident enterprise may be subject to PRC withholding tax at a rate up to 10%. The Announcement of the State Administration of Taxation on Matters Concerning Withholding of Income Tax of Non-resident Enterprises at Source (“Announcement 37”), which was issued by SAT on October 17, 2017, and became effective on December 1, 2017, renovates the principles and procedures concerning the indirect equity transfer tax withholding for a non-PRC tax resident enterprise. Failure to comply with the tax payment obligations by a non-PRC tax resident will result in penalties, including full payment of tax owed, fines and default interest on those tax.

According to Announcement 7, where a non-resident enterprise indirectly transfers equity interests or other properties of PRC tax resident enterprises (“PRC Taxable Property”) to avoid its tax liabilities by implementing arrangements without reasonable commercial purpose, such indirect transfer shall be recharacterized and recognized as a direct transfer of PRC Taxable Property. As a result, gains derived from such indirect transfer and attributable to PRC Taxable Property may be subject to PRC withholding tax at a rate of up to 10%. In respect of an indirect offshore transfer of property of a PRC establishment or place of business of a foreign enterprise, the resulting gain is to be included with the annual enterprise filing of the PRC establishment or place of business being transferred and would consequently be subject to PRC enterprise income tax at a rate of 25%. Announcement 7 further sets forth certain “safe harbors” which would be deemed to have a reasonable commercial purpose. As a general principle, the SAT also issued the Administration of General Anti-Tax Avoidance (Trial Implementation) (“GATA”), which became effective on February 1, 2015, and empowers the PRC tax authorities to apply special tax adjustments for “tax avoidance arrangements.”

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC Taxable Property are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our Company may be subject to withholding obligations if our Company is considered as a transferee in such transactions, under Announcement 7 and Announcement 37. For transfer of shares in our Company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be required to expend valuable resources to comply with Announcement 7 and Announcement 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have an adverse effect on our financial condition and results of operations.

PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to acquire PRC companies or to inject capital into WFOE, limit WFOE’s ability to distribute profits to us, or otherwise materially and adversely affect us.

Under the Circular of the State Administration of Foreign Exchange on Issues concerning Foreign Exchange Administration over the Overseas Investment and Financing and Round-trip Investment by Domestic Residents via Special Purpose Vehicles, or Circular 37, issued by SAFE, prior registration with the local SAFE branch is required for PRC residents to contribute domestic assets or interests to offshore companies, known as SPVs. Moreover, Circular 37 applies retroactively. As a result, PRC residents who have contributed domestic assets or interest to a SPV but failed to complete foreign exchange registration of overseas investments as required before July 4, 2014, shall send a letter to SAFE and its branches for explanation. SAFE and its branches shall, under the principle of legality and legitimacy, conduct supplementary registration, and impose administrative punishment on those in violation of the administrative provisions on the foreign exchange pursuant to the law.

We have requested our shareholders who are PRC residents to make the necessary applications, filings and amendments as required under Circular 37 and other related rules. We attempt to comply and attempt to ensure that our shareholders who are subject to these rules comply with the relevant requirements. However, we cannot provide any assurances that all of our shareholders who are PRC residents will comply with our request to make or obtain any application registrations or comply with other requirements required by Circular 37 or other related rules. The failure or inability of our PRC resident shareholders to make any required registrations or comply with other requirements may subject such shareholders to fines and legal sanctions and may also limit our ability to contribute additional capital into or provide loans to our subsidiaries, limiting the ability of our subsidiaries to pay dividends or otherwise distribute profits to us.

Failure to comply with the Individual Foreign Exchange Rules relating to the overseas direct investment or our PRC resident shareholders’ engaging in the issuance or trading of securities overseas may subject them to fines or other liabilities.

Other than Circular 37, our ability to conduct foreign exchange activities in China may be subject to interpretation and enforcement of the Implementation Rules of the Administrative Measures for Individual Foreign Exchange promulgated by SAFE in January 2007 (as amended and supplemented, the “Individual Foreign Exchange Rules”). Under the Individual Foreign Exchange Rules, any PRC individual seeking to make a direct investment overseas or engage in the issuance or trading of negotiable securities or derivatives overseas must make the appropriate registrations in accordance with SAFE provisions. PRC individuals who fail to make such registrations may be subject to warnings, fines or other liabilities.

We may not be fully informed of the identities of all our beneficial owners who are PRC residents. For example, because the investment in or trading of our shares will happen in an overseas public or secondary market where shares are often held with brokers in brokerage accounts, it is unlikely that we will know the identity of all of our beneficial owners who are PRC residents. Furthermore, we have no control over any of our future beneficial owners and we cannot assure you that such PRC residents will be able to complete the necessary approval and registration procedures required by the Individual Foreign Exchange Rules.

It is uncertain how the Individual Foreign Exchange Rules will be interpreted or enforced and whether such interpretation or enforcement will affect our ability to conduct foreign exchange transactions.

PRC regulation of loans and direct investment by offshore holding companies to or in PRC entities may delay or prevent us from making loans or additional capital contributions to WFOE, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We may make loans to the WFOE. Any loans to either are subject to PRC regulations and approvals. For example, loans by us to our WFOE in China cannot exceed statutory limits and must be registered with SAFE or its local counterpart. We may also decide to finance our WFOE through capital contributions. These capital contributions must be approved by the Ministry of Commerce in China or its local counterpart. We cannot assure you that we will be able to obtain these government registrations or approvals on a timely basis, if at all.

The SAFE’s Circular on Reforming the Administration Approach Regarding the Foreign Exchange Capital Settlement of Foreign-invested Enterprises (“Circular 19”) provides that the conversion from foreign currency registered capital of foreign-invested enterprises into the Renminbi capital may be at foreign-invested enterprises’ discretion, which means that the foreign currency registered capital of foreign-invested enterprises for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry of monetary contribution has been registered) can be settled at the banks based on the actual operational needs of the enterprises.

Further, according to Circular 19, the flow and use of the RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company is regulated such that RMB capital may not be used for the issuance of RMB entrusted loans, the repayment of inter-enterprise loans or the repayment of banks loans that have been transferred to a third party. Although Circular 19 allows RMB capital converted from foreign currency-denominated registered capital of a foreign-invested enterprise to be used for equity investments within China, it also reiterates the principle that RMB converted from the foreign currency-denominated capital of a foreign-invested company may not be directly or indirectly used for purposes beyond its business scope. Thus, it is unclear whether SAFE will permit such capital to be used for equity investments in China in actual practice.

In July 2016, the SAFE promulgated the Circular on Reforming and Standardizing the Administrative Provisions on Capital Account Foreign Exchange (“Circular 16”), which applies to all domestic enterprises in China. Circular 16 reiterates some of the rules set forth in Circular 19 but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises.

Circular 19 and Circular 16 may significantly limit the ability of our WFOE to transfer and use Renminbi funds from its foreign currency denominated capital, which may adversely affect our business, financial condition and results of operations.

In light of the various requirements imposed by PRC regulations on loans to and direct investment in PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiaries or with respect to future capital contributions by us to our PRC subsidiaries.

To the extent any funds or assets in the business is in mainland China or a mainland China entity, the funds or assets may not be available to fund operations or for other use outside of mainland China.

To the extent funds are generated in our PRC operating subsidiaries and may need to be used to fund operations outside of mainland China, such funds may not be available due to limitations placed by the PRC government. Furthermore, to the extent assets (other than cash) in our business are located in mainland China or held by a mainland China entity, the assets may not be available to fund operations or for other use outside of mainland China due to interventions in or the imposition of restrictions and limitations on the ability of us and our subsidiaries to transfer assets by the PRC government.

We may be classified as a “resident enterprise” for PRC enterprise income tax purposes; such classification could result in unfavorable tax consequences to us and our non-PRC shareholders.

The PRC enterprise income tax law and its implementing rules provide those enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises” under PRC tax laws. The implementing rules define the term “de facto management bodies” as a management body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. Circular 82, issued by the State Administration of Taxation, provides that a foreign enterprise controlled by a PRC company or a group of PRC companies will be classified as a “resident enterprise” with its “de facto management body” located within China if all of the following requirements are satisfied: (1) the senior management and core management departments in charge of its daily operations function are mainly in China; (2) its financial and human resources decisions are subject to determination or approval by persons or bodies in China; (3) its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in China; and (4) at least half of the enterprise’s directors with voting right or senior management reside in China. To provide more guidance on the implementation of Circular 82, the State Administration of Taxation issued Bulletin 45, which clarifies certain matters relating to resident status determination, post-determination administration and competent tax authorities.

The State Administration of Taxation has since issued a bulletin to provide more guidance on the implementation of Circular 82. This bulletin further provides that, among other things, an entity that is classified as a “resident enterprise” in accordance with the circular shall file the application for classifying its status of residential enterprise with the local tax authorities where its main domestic investors are registered. From the year in which the entity is determined to be a “resident enterprise,” any dividend, profit and other equity investment gain shall be taxed in accordance with the enterprise income tax law and its implementing rules.

Currently, there are no detailed rules or precedents governing the procedures and specific criteria for determining de facto management bodies which are applicable to our company or our overseas subsidiaries. If our company or any of our overseas subsidiaries is considered a PRC tax resident enterprise for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, our company or our overseas subsidiaries will be subject to the uniform 25% enterprise income tax rate as to our global income as well as PRC enterprise income tax reporting obligations. Second, although under the Enterprise Income Tax Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as tax-exempted income, we cannot assure you that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, dividends payable by us to our shareholders and gain on the sale of our shares may become subject to PRC withholding tax. It is possible that future guidance issued with respect to the new resident enterprise classification could result in a situation in which a withholding tax of 10% for our non-PRC enterprise shareholders or a potential withholding tax of 20% for individual investors is imposed on dividends we pay to them and with respect to gains derived by such investors from transferring our shares. In addition to the uncertainty in how the new resident enterprise classification could apply, it is also possible that the rules may change in the future, possibly with retroactive effect. If we are required under the Enterprise Income Tax law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if we are required to pay PRC income tax on the transfer of our shares under the circumstances mentioned above, the value of your investment in our shares may be materially and adversely affected. It is unclear whether, if we are considered a PRC resident enterprise, holders of our shares would be able to claim the benefit of income tax treaties or agreements entered into between China and other countries or areas.

Our current employment practices may be restricted under the PRC Labor Contract Law and our labor costs may increase as a result.

The PRC Labor Contract Law and its implementing rules impose requirements concerning contracts entered into between an employer and its employees and establishes time limits for probationary periods and for how long an employee can be placed in a fixed-term labor contract. Because the Labor Contract Law and its implementing rules have not been in effect very long and because there is lack of clarity with respect to their implementation and potential penalties and fines, it is uncertain how it will impact our current employment policies and practices. We cannot assure you that our employment policies and practices do not, or will not, violate the Labor Contract Law or its implementing rules and that we will not be subject to related penalties, fines or legal fees. If we are subject to large penalties or fees related to the Labor Contract Law or its implementing rules, our business, financial condition and results of operations may be materially and adversely affected. In addition, according to the Labor Contract Law and its implementing rules, if we intend to enforce the non-compete provision with an employee in a labor contract or non-competition agreement, we have to compensate the employee on a monthly basis during the term of the restriction period after the termination or ending of the labor contract, which may cause extra expenses to us. Moreover, the Labor Contract Law and its implementation rules require certain terminations to be based upon seniority rather than merit, which significantly affects the cost of reducing workforce for employers. In the event we decide to significantly change or decrease our workforce in the PRC, the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our circumstances or in a timely and cost effective manner, thus our results of operations could be adversely affected.

Furthermore, the economy in China has experienced increases in inflation and labor costs in recent years. As a result, average wages in the PRC are expected to continue to increase. In addition, we are required by PRC laws and regulations to pay various statutory employee benefits, including pension, housing fund, medical insurance, on-the-job injury insurance, unemployment insurance and maternity insurance to designated government agencies for the benefit of our employees. We expect that our labor costs, including wages and employee benefits, will continue to increase. Unless we are able to control our labor costs or pass on these increased labor costs to our users by increasing the fees of our products, our financial condition and results of operations may be adversely affected.

We face uncertainties with respect to our business operations and direct and indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

We face uncertainties with respect to our business operations and direct and indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies. PRC Governmental Agencies may intervene or influence the Company’s operations at any time, which could result in a material change in the Company’s operations and/or the value of the Common shares. Given recent statements by the Chinese government indicating an intent to exert more oversight and control over offerings that are conducted overseas and/or foreign investment in China-based issuers, any such action could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or become worthless.

Adverse changes in economic and political policies of the PRC government could have a material and adverse effect on overall economic growth in China, which could materially and adversely affect our business. General macroeconomic conditions may materially and adversely affect our business, prospects, results of operations and financial position. The PRC government’s control over foreign currency conversion may adversely affect our business and results of operations and our ability to remit dividends.

The M&A Rules and certain other PRC regulations may make it more difficult for us to pursue growth through acquisitions. Under the Enterprise Income Tax Law, we may be classified as a “Resident Enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC shareholders and have a material adverse effect on our results of operations and the value of your investment. The M&A Rules, among other things, purport to require CSRC approval prior to the listing and trading on an overseas stock exchange of the securities of an offshore special purpose vehicle established or controlled directly or indirectly by Material PRC Companies or individuals and formed for the purpose of overseas listing through the acquisition of PRC domestic interests held by such Material PRC Companies or individuals.

Risks Related to the Market for our Stock

The OTC and share value

Our Common Stock trades over the counter, which may deprive stockholders of the full value of their shares. Our stock is quoted via the Over-The-Counter (“OTC”) Pink Sheets under the ticker symbol “ESGH”. Therefore, our Common Stock is expected to have fewer market makers, lower trading volumes, and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for our Common Stock.

Low market price

A low market price would severely limit the potential market for our Common Stock. Our Common Stock is expected to trade at a price substantially below $5.00 per share, subjecting trading in the stock to certain Commission rules requiring additional disclosures by broker-dealers. These rules generally apply to any non-NASDAQ equity security that has a market price share of less than $5.00 per share, subject to certain exceptions (a “penny stock”). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and institutional or wealthy investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. The broker-dealer also must disclose the commissions payable to the broker-dealer, current bid and offer quotations for the penny stock and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Such information must be provided to the customer orally or in writing before or with the written confirmation of trade sent to the customer. Monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock.

Lack of market and state blue sky laws

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTC, investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals. The following states do not have any provisions and therefore do not expressly recognize the manual exemption: Alabama, Georgia, Illinois, Kentucky, Louisiana, Montana, South Dakota, Tennessee, Vermont, and Wisconsin.

Accordingly, our shares of Common Stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

Penny stock regulations

We will be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our Common Stock. The Commission has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. We anticipate that our Common Stock will become a “penny stock”, and we will become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Commission relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

We do not anticipate that our Common Stock will qualify for exemption from the Penny Stock Rule. In any event, even if our Common Stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the Commission the authority to restrict any person from participating in a distribution of penny stock, if the Commission finds that such a restriction would be in the public interest.

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 25,899,468 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

These shares will be subject to the resale restrictions of Rule 144, since we are not deemed a “shell company”. In general, persons holding restricted securities, including affiliates, must hold their shares for a period of at least six month. Affiliates may not sell more than 1.0% of the total issued and outstanding shares in any 90-day period, and must resell the shares in an unsolicited brokerage transaction at the market price. The availability for sale of substantial amounts of Common Stock under Rule 144 could reduce prevailing market prices for our securities.

No audit or compensation committee

Because we do not have an audit or compensation committee, stockholders will have to rely on our entire Board of Directors, none of which are independent, to perform these functions. We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our Board of Directors as a whole. No members of our Board of Directors are independent directors. Thus, there is a potential conflict in that Board members who are also part of management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Security laws exposure

We are subject to compliance with securities laws, which expose us to potential liabilities, including potential rescission rights. We may offer to sell shares of our Common Stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We may not seek any legal opinion to the effect that any such offering would be exempt from registration under any federal or state law. Instead, we may elect to relay upon the operative facts as the basis for such exemption, including information provided by investor themselves.

If any such offering did not qualify for such exemptions, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial pre-emption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the Commission and state securities agencies.

No cash dividends

Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them. We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on shares of our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares of our Common Stock when desired.

Delayed adoption of accounting standards

We have delayed the adoption of certain accounting standards through an opt-in right for emerging growth companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, which allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

While the Company is quoted on OTC Markets under the ticker symbol “ESGH”, there is no active trading in our common stock, and such may never develop.

Authorized Capital Stock

Our authorized capital stock consists of 65,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares of preferred stock, $0.001 par value per share. As of the date of this annual report, there are 25,899,468 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Recent Sales of Unregistered Securities

On November 6, 2023, Plasma Innovative Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with the ESG Shareholders, owner(s) of 100% of Inc. Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of ESG Inc. was exchanged for 10,432,800 shares of common stock of the Company issued to the ESG Shareholders The former stockholders of ESG Inc. acquired a majority of the issued and outstanding common stock following the share exchange transaction, when combined with their previous holdings. The transaction has been accounted for as a recapitalization of the Company, whereby ESG Inc. is the accounting acquirer.

Immediately after completion of such share exchange, the Company has a total of 25,899,468 issued and outstanding shares, with authorized share capital for common shares of 65,000,000.

Issuer Purchases of Equity Securities

None.

Item 6.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new business or developments; any statements regarding future economic conditions of performance; and statements of belief; and any statements of assumptions underlying any of the foregoing. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

In some cases, you can identify forward looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “anticipate,” “estimate,” “predict,” “potential,” or the negative of these terms. These terms and similar expressions are intended to identify forward-looking statements. The forward-looking statements in this report are based upon management’s current expectations and belief, which management believes are reasonable. However, we cannot assess the impact of each factor on our business or the extent to which any factor or combination of factors, or factors we are aware of, may cause actual results to differ materially from those contained in any forward-looking statements. You are cautioned not to place undue reliance on any forward-looking statements. These statements represent our estimates and assumptions only as of the date of this report. Except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

●	uncertainties relating to our ability to establish and operate our business and generate revenue;

●	uncertainties relating to general economic, political and business conditions in China;

●	industry trends and changes in demand for our products;

●	uncertainties relating to customer plans and commitments and the timing of orders received from customers;

●	announcements or changes in our advertising model and related pricing policies or that of our competitors;

●	unanticipated delays in the development, market acceptance of our products;

●	changes in Chinese government regulations;

●	availability, terms and deployment of capital, relationships with third-party equipment suppliers; and

●	influences of COVID-19 on China’s economy and society.

Overview

ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Kennett Square, Pennsylvania, USA, and is a holding company to develop and operate sustainable plant based ingredients and food production and distribution with the substantial experience of its management team, the board of directors including expertise and relationships in the industry of mushroom, agriculture and food in the world and the capital markets in the States.

With the core business philosophy to develop and operate sustainable and technology driving food businesses consistent with the principles of Environmental, Sustainable and Governance investing, ESG is devoting to contribute on feeding the world by growing, processing and distributing plant-based food ingredients mainly from all kinds of mushrooms.

As a holding company with no material operations, ESG currently conducts a majority of business through the operating entities incorporated in the People’s Republic of China, or the PRC, with the plan to expand in Asia Pacific and the rest world. Through legally 100% owned by ESG Inc. (a Nevada company) of ESG China Limited (a HK company) and Hainan ESG Technology Co., Ltd. (a PRC company), ESG Inc. currently owns 74.52% of operating subsidiaries in China including Funan Allied United Farmer Products Co., Ltd., Anhui Allied United Mushroom Technology Co., Ltd. and Anhui Allied United Mushroom Co., Ltd.

The primary operational goals are to feed the world by providing quality and safe food. Specifically, ESG currently produces 90,000 tons of Phase III compost yearly and more than 7300 tons of fresh white button mushroom yearly separately by operating composting facility including 9 bunkers and 31 tunnels and growing facility of 36 rooms.

Processing mushrooms including but not limited to button mushroom will be a brand-new product line by cooperating with trade houses in and out of China. The primary class of processed mushroom is canned mushroom, which is being designed and planned. The middle class of processed mushroom is instant mushroom soup, ready stirred fresh mushroom pack, and mushroom snack, which is under research and development by working with local universities. Advanced class of processed mushroom is mushroom supplement and specialty food, which is still at the early stage of discussion with related industrial players.

As a holding entity, ESG will continue to work with gourmet food experts in the United States and Europe to pick up other plant-based food and ingredients to standardize and franchise its production and distribution in Asian and Pacific area.

Plasma Innovative Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with ESG and the shareholders of ESG in November 2023. The transaction has been accounted for as a recapitalization of the Company, whereby ESG is the accounting acquirer.

Going Concern

The accompanying audited consolidated financial statements were prepared assuming ESG will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended December 31, 2023 and 2022, the Company had a net loss of approximately $0.39 million and $1.02 million, respectively. The Company had an accumulated deficit of approximately $1.58 million and $1.12 million as of December 31, 2023 and 2022, respectively. The historical operating results indicate ESG has recurring losses from operations which raise the question related to ESG’s ability to continue as a going concern.

Historically, we have funded our operations primarily through our sale of fresh mushrooms and borrowings. Currently, all the loans are short-term borrowings. Management is working to increase long-term loans and equity investment in order to improve our capital structure. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

To enhance our ability to continue to operate, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. On one side, we improved efficiency with current facilities; on the other side, we use unrelated third-party funding to expand our facilities and business on high-profit margin products. On December 31, 2022, AUM, a subsidiary of ESG acquired 12 mushroom houses by assuming debt. The new operations will further increase the production of mushrooms and reduce fixed cost per unit to reach the scale effect of economics. Compost has a high profit margin. We are expanding the compost facilities by 10-year debt financing. On January 5, 2022, Funan Agricultural Reclining Investment Co. Ltd signed an agreement to fund $18.09 million (RMB115 million) for the expansion, and the Company started to produce and sell compost to customers to generate revenue in January 2024.

Significant Accounting Policies

Please refer to our significant accounting policies in Note 2 to our Consolidated Financial Statement.

Results of Operations

Comparison of the years ending December 31, 2023 and 2022

Revenue

We had revenues of $7,452,129 and $7,254,646 for the years ended December 31, 2023 and 2022, respectively, which shows a $197,483 or 3% increase. The revenue was from the sale of fresh mushrooms, and the increased revenue was mainly attributable to the increased sales volume.

Our products, white button mushrooms are mainly sold in the Yangzi River Triangle area. The Company believes that its business development is on track supported by quality products recognized by the market.

Cost of Goods Sold

Total cost of goods sold was $5,697,351 and $6,815,844 for the years ended December 31, 2023 and 2022, representing a decrease of $1,118,484 or 16.41%., compared to $6,815,844 for the years ended December 31, 2022. The decrease in the total cost of revenue is primarily due to the increase of efficiency.

We adopted American technology and food standard and imported European equipment to produce high quality mushrooms in China. The heavy investment in property, plant and equipment caused high depreciation. Depreciation was $1,388,096 and $1,613,923 for the years ended December 31, 2023 and 2022, which increased the cost of goods sold. We acquired 12 mushroom houses to increase product volume in order to reduce unit costs on December 31, 2022. We expect increased sales volume will further reduce cost of goods sold per unit and increase revenue, gross profit and net income.

Gross Profit

Gross profit for the year ended December 31, 2023 was $1,754,778 compared to $438,802 for the year ended December 31, 2022, which shows a $1,315,976 or 299.90% increase.

Research and Development Expenses

Research and Development expenses were $609,742 and $1,013,665 for the years ended December 31, 2023 and 2022. The Company invested heavily on research and development to improve the quality and quantity of mushrooms. We have 1 invention patent and 15 utility model patents since the inception in 2018. We also cooperated with researcher and development institution on some project in 2022. There were no external research and development expenses in 2023 which caused the decrease of $403,913 or 39.85% on research and development cost in 2023.

Selling and General and Administrative Expenses

Selling expenses were $2,358 and $25,710 for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $23,352 or 90.83%. The decrease was mainly due to the decrease in payroll expense of salespersons. We signed long-term contracts with distributors who will buy all the products we produced on a daily basis.

General administration expenses increased by $797,312 to $1,352,391 for the year ended December 31, 2023 from $555,079 for the year ended December 31, 2022. The increase was primarily due to the professional fee for going public.

Interest Expenses

Interest expenses were $413,165 and $616,069 for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $202,904 or 32.94%. The decrease was mainly due to the reduction of loan balance by the repayment of loans.

Other Income

Other income was $230,635 and $748,596 for the years ended December 31, 2023 and 2022, respectively, representing a decrease of $517,961 or 69.19%. The decrease was mainly due to the decrease of grants received.

Net loss

We generated net losses of $392,243 and $1,023,125 for the years ended December 31, 2023 and 2022, respectively, which shows a $630,882 or 61.66% decrease in loss.

Liquidity and Capital Resources

We had cash of $342,342 and $206,621 as of December 31, 2023 and 2022, respectively. As of December 31, 2023, we had a working capital deficit of $9,814,005 or a current ratio of 0.19:1, and our current assets were $2,238,949. As of December 31, 2022, we had a working capital deficit of $11,284,410 or a current ratio of 0.12:1, and our current assets were $1,568,765. The debt-to-equity ratio is 1.05 and 1.06 as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the total liabilities were $13,476,071 and $14,317,389, respectively.

The high working capital deficit raised the question related to ESG’s ability to continue as a going concern. The high working capital deficit was due to the reason that we only used short-term loans to fund our operations. ESG has plans to increase long-term debt and equity investment in the future to improve our capital structure. We acquired 12 mushroom houses on December 31, 2022 by 7-year debt and expanded our compost facilities by 10-year financing. The compost facilities started operations in 2024. The management believes that the operation will increase our production volume, and generate revenue and increase liquidity.

Cash flow summary

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2023 and 2022, respectively.

	2023	2022
Net cash provided by operating activities	$119,935	$118,501
Net cash used in investing activities	$-	$(63,198)
Net cash used in financing activities	$(344,354)	$(148,443)

Cash Flow from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2023 was $119,935, which was primarily attributable to a net loss of 392,243, adjusted for depreciation and amortization of $1,456,990 and adjustments for changes in assets and liabilities of negative $944,812. Compared to the year ended December 31, 2022, net cash provided by operating activities $118,501.

Cash Flow from Investing Activities

Net cash used in investing activities were $63,198 for the year ended December 31, 2022 for acquiring fixed assets. There were no investing activities in 2023.

Cash Flow from Financing Activities

Net cash used in financing activities was $344,354 and $148,443 for the year ended December 31, 2023 and 2022, respectively, which was primarily attributable to the reduction of short term loans.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2023 and December 31, 2022, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

Change in Internal Control over Financial Reporting

During the year ended December 31, 2023, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of ESG, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESG, Inc. (the “Company”) as of December 31, 2023 and December 31, 2022 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of ESG, Inc. as of December 31, 2023 and December 31, 2022 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition– Refer to Note 2

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, management follows the guidance provided in ASC 606, Revenue from Contracts with Customers, for determining and recognizing revenue. Revenue recognition was identified as the critical audit matter due to its significance to the financial statements as a whole. The sale is from a sole product.

How the Critical Audit Matter was Addressed in the Audit:

Our principal audit procedures related to the Company’s sales included:

1.	Reviewed the Company’s revenue recognition process and ascertained the Company has adopted ASC 606.
2.	Performed detail testing on sales to ascertain sales are valid and accurate
3.	Performed sales cutoff procedures to verify sales are recorded in the proper period.
4.	Considered the adequacy of the disclosure in the financial statements in relation to sales.

Qi CPA LLC

Valley Stream, New York

April 12, 2024

We have served as the Company’s auditor since 2024.

ESG INC.

Consolidated Balance Sheet

December 31,	2023	2022
Assets
Current Assets
Cash and cash equivalent	342,342	137,610
Restricted cash	-	69,011
Accounts receivable and other receivables	79,221	117,470
Advance to suppliers	166,010	107,863
Advance to suppliers – related party	-	9,133
Inventories	1,651,376	1,127,678
Total Current Assets	2,238,949	1,568,765

Property, plant and equipment, net	18,694,969	20,771,324
Intangible assets, net	3,085,906	3,245,684
Value added tax receivable	2,211,980	2,240,487
Note receivable	41,848	58,858
Total Non-current Assets	24,034,703	26,316,353

Total Assets	26,273,652	27,885,118

Liabilities and Shareholders' Equity
Current Liabilities
Short-term bank loans	6,904,228	7,248,583
Account payable	1,450,405	1,233,115
Payable to related party	30,000	21,311
Accrued expenses and other current liabilities	2,312,772	2,781,768
Deferred income	1,355,552	1,568,398
Total Current liabilities	12,052,957	12,853,175

Long-term payable	1,423,116	1,464,214
Total Non-current liabilities	1,423,116	1,464,214

Total Liabilities	13,476,073	14,317,389

Commitments and Contingencies

Shareholders' Equity (Deficit)
Common stock, $0.001 par value, 65,000,000 authorized 25,899,468 issued and outstanding as of December 31,2023 and 2022.	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(430,206)	(148,590)
Accumulated deficit	(1,224,811)	(900,098)
Total Company stockholders' Equity	9,523,271	10,129,600
Noncontrolling interest	3,274,308	3,438,129
Total Equity	12,797,579	13,567,729

Total Liabilities and Stockholders' Equity	26,273,652	27,885,118

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Year ended December 31,	2023	2022

Revenues	$7,452,129	$7,254,646
Cost of goods sold	5,697,351	6,815,844

Gross profit	1,754,778	438,802

Operating expenses
Research and development expense	609,742	1,013,665
Selling expense	2,358	25,710
General and administrative expense	1,352,391	555,079

Total operating expenses	1,964,491	1,594,454

Loss from operations	(209,713)	(1,155,652)

Non-operating income (expense)
Interest expense	(413,165)	(616,069)
Other Income	230,635	748,596

Total non-operating income (expenses), net	(182,530)	132,527

Loss before income taxes	(392,243)	(1,023,125)

Income taxes	-	-

Net loss	(392,243)	(1,023,125)
Less: loss attributable to noncontrolling interest	(67,530)	(250,234)
Net loss to ESG Inc.	(324,713)	(772,891)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(281,616)	(1,267,833)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(96,291)	(433,499)

Comprehensive loss attributable to the Company	$(606,329)	$(2,040,724)
Comprehensive loss attributable to noncontrolling interest	$(163,821)	$(683,733)

Net loss per share - basic and diluted	$(0.02)	$(0.08)

Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	income	equity	interest	Total

Balance at December 31, 2021	25,788,356	$25,789	$11,152,388	$(127,207)	$1,119,243	$12,170,213	$4,121,862	$16,292,075
Shares issued at 0.001 par value	111,112	111	-	-	-	111	-	111
Net loss	-	-	-	(772,891)	-	(772,891)	(250,234)	(1,023,125)
Foreign currency translation adjustment	-	-	-	-	(1,267,833)	(1,267,833)	(433,499)	(1,701,332)
Balance at December 31, 2022	25,899,468	25,900	11,152,388	(900,098)	(148,590)	10,129,600	3,438,129	13,567,729
Net loss	-	-	-	(324,713)	-	(324,713)	(67,530)	(392,243)
Foreign currency translation adjustment	-	-	-	-	(281,616)	(281,616)	(96,291)	(377,907)
Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,224,811)	$(430,206)	$9,523,271	$3,274,308	$12,797,579

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,	2023	2022

Cash flows from operating activities:
Net loss	$(392,243)	$(1,023,125)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,456,990	1,686,537
Changes in assets and liabilities:
Accounts receivable and other receivable	38,249	(70,635)
Advance to suppliers	(49,014)	(208,812)
Advance to suppliers – related party	9,133	-
Inventory	(523,698)	(379,506)
Value added tax receivable	28,507	110,372
Note receivable	17,010	-
Accrued expense and other current liabilities	217,287	104,118
Other payable	(468,996)	(164,667)
Payable to related party	8,689	-
Deferred income	(212,847)	64,219

Net cash provided by operating activities	119,935	118,501

Cash flows from investing activities:
Acquisition of fixed assets	-	(63,198)

Net cash used in investing activities	-	(63,198)

Cash flows from financing activities:
Proceeds from loans	422,708	12,766,084
Payment of loans payable	(767,062)	(12,914,527)

Net cash used in financing activities	(344,354)	(148,443)

Effect of exchange rate changes on cash	360,141	100,716

Net increase (decrease) in cash	135,721	7,576

Cash, beginning of year	206,621	199,045

Cash, end of year	$342,342	$206,621

Supplemental disclosures of cash flow information:
Cash paid for interest	$413,165	$616,069
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Assets acquisition by assuming debt	$-	$1,499,273
Transfer of prepaid expenditure to fixed assets	$-	$442,272

See accompanying notes to the consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Kennett Square, Pennsylvania, USA, and is a holding company without operations engaged in food production and distribution through our subsidiaries.

ESG Inc. (“ESG”) incorporated ESG China Limited as ESG’s wholly owned subsidiary in Hong Kong on November 18, 2022. ESG China Limited incorporated Hainan ESG Technology Co., Ltd., a China corporation (“Hainan ESG”) with 100% of ownership on January 16, 2023. ESG, ESG China Limited and Hainan ESG have no operations or transactions.

On September 28, 2023, ESG entered into a share exchange agreement with Funan Allied United Farmer Products Co., Ltd., a China corporation incorporated in May 2017 (“AUFP”), and 74.52% of shareholders of AUFP, (each a “Shareholder,” and collectively, the “Shareholders”), through Hainan ESG. Pursuant to such agreement, the Shareholders exchanged their equity of AUFP to Hainan ESG for shares of common stock of ESG, and ESG has agreed to offer 10,432,800 of ESG shares. Following this transaction, AUFP became a 74.52% subsidiary of ESG through Hainan ESG.

Prior to the share exchange, Mr. Zhi Yang owned 30% of AUFP, Fuyang Zhihan Agricultural Information Co. Ltd. (“Zhihan”) owned 24.52% of AUFP and Mr. Chris Alonzo owned 10% of AUFP. ESG, after the share exchange agreement described above is completed, owns 74.52% of AUFP and its subsidiaries, AUM and AUMT in China. Mr. Zhi Yang and “Zhihan” control 73.16% of ESG through DCG China Limited, and Mr. Christopher Alonzo owns 13.42% of ESG.

AUFP incorporated Anhui Allied United Mushroom Technology Co., Ltd. (“AUMT”) in China in March 2018, to manufacture white button mushroom compost while AUFP incorporated Anhui Allied United Mushroom Co., Ltd. (“AUM”) in China in April, 2018, to grow fresh white button mushroom and provide mushroom growing management services. AUFP, AUMT and AUM are operating entities in China.

Since the Company is effectively controlled by the same controlling shareholders before and after the share exchange agreement, it is considered under common control. Therefore the above mentioned transactions were accounted for as a recapitalization. The reorganization has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying financial statements of the Company.

The Board of Directors of the Company voted to change the Company’s fiscal year end to December 31st in order to align it with ESG. On November 9, 2023, the change to the fiscal year end on August 31, 2023 was filed. On November 22, 2023, Effective November 27, 2023, we filed Form Articles of Merger (the “Articles of Merger”) with the Secretary of the state of Nevada to change our name Plasma Innovative Inc. to ESG Inc. The financial statements of Plasma Innovative Inc., now ESG Inc. were restated on fiscal year end of December 31 for the recapitalization.

Our operating subsidiaries are involved in direct white button mushroom composting, growing, food production, distribution as well as import and export of Phase III compost and food to strategize. With the core business philosophy to develop and operate sustainable and technology-driven food businesses consistent with the principles of Environmental, Sustainable and Governance investing, we believe that the growing global demand for sustainable high quality food presents a unique opportunity to operate companies engaged in this critical area that is being paid increasing attention by global investors.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The consolidated financial statements of the Company include the financial statements of the Company and its 74.52% owned subsidiaries in China. All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation. The Equity attributable to minority shareholders who own 25.48% of AUFP and its subsidiaries are non-controlling interest (“NCI”). The NCI were $3,274,308 and $3,438,129 as of December 31, 2023 and 2022, respectively.

The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, advances to suppliers, valuation of inventories, useful lives of property, plant, and equipment and intangible assets.

Cash, cash equivalent and restricted cash

Cash and cash equivalent includes demand deposits with financial institutions that are highly liquid in nature. Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

Account receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current creditworthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. As of December 31, 2023 and 2022, allowance for doubtful accounts was nil and nil, respectively.

Advances to suppliers, net

Advances to suppliers represent prepayments made to ensure continuous high-quality supplies and favorable purchase prices for premium quality. These advances are settled upon suppliers delivering raw materials to the Company when the transfer of ownership occurs. The Company review its advances to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance. As of December 31, 2023 and 2022, advance to suppliers was $166,010 and $107,863, respectively and allowance for doubtful accounts was nil and nil, respectively.

Inventory

Inventory is comprised primarily of raw materials, work-in-progress and finished goods. The value of inventory is determined using the weighted average method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported in net of allowances. As of December 31, 2023 and 2022, inventories were $1,651,376 and $1,127,678.

Property, plant and equipment, net

Property, plant and equipment are stated at cost, less accumulated depreciation. Major repair and improvements that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Repair and maintenance costs are expensed as incurred. Depreciation is recorded principally by the straight-line method over the estimated useful lives of our property, plant and equipment which generally have the following ranges: buildings and improvements: 20 years; machinery and equipment: 5-10 years; office equipment: 3-5 years. Construction in progress is not depreciated until ready for service.

Intangible assets, net

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revise estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified as of the balance sheet date.

Intangible assets consist of land use rights, patent and purchased software. Intangible assets are stated at cost less accumulated amortization. The land purchased for industrial use has the right of use for 50 years. We amortized the right to use land in 50 years. Patent and software amortized using the straight-line method with estimated useful lives of 12 years and 5 years, respectively.

Revenue Recognition

The Company follows Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (ASC 606).

FASB ASC Topic 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

Revenue is generated by selling fresh mushrooms to authorized distributors and wholesalers mainly in Yangzi River Delta. Contracts were signed after the communication of the price and quantities with customers. Our sales terms generally do not allow to sell without a deposit being made and do not allow for a right of return. Usually, the deposit from the customer equals or more than the sales amount. Control of the mushrooms is transferred upon receipt or loaded in the truck of carriers at our warehouse, as determined by the specific terms of the contract. Upon transfer of control to the customer, which completes our performance obligation, revenue is recognized.

Deferred income

Deferred revenue consists primarily of government grants. Government grants (sometimes referred to as subsidies, subventions, etc.) are as assistance by government in the form of transfers of resources to an entity in return for past or future compliance with certain conditions relating to the operating activities of the entity.

Government grants received relating to depreciable assets are recorded as deferred income and recognized in over the life of the related assets. The Company recorded income when receiving a grant which constitutes compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the entity with no future related costs.

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance.

The net income (loss) attributed to NCI was separately designated in the accompanying statements of operations and comprehensive income (loss). Losses attributable to NCI in a subsidiary may exceed a non-controlling interest’s interests in the subsidiary’s equity. The excess attributable to NCIs is attributed to those interests. NCIs shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance.

AUFP and its subsidiaries, AUM and AUMT were 25.48% owned by noncontrolling interest and $3,274,308 and $3,438,129 of equity were attributable to noncontrolling interest as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company had losses of $67,530 and $250,234 attributable to the noncontrolling interest, respectively.

Concentration of credit risk

The Company maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than $70,451 (RMB500,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $317,947 and $132,273 as of December 31, 2023 and 2022, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

The Company signed long-term contracts to sell mushroom to two distributors who accounted for 43% and 21%, respectively of total revenue for the year ended December 31, 2023.

Foreign currency translation and comprehensive income (loss)

The accounts of the Company’s Chinese entities are maintained in Chinese Yuan (“RMB”) and the accounts of the U.S. parent company are maintained in United States dollar (“USD”). The accounts of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income (loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

December 31,	2023	2022
Period-end date USD: RMB exchange rate	7.0971	6.8979
Average USD for the reporting period: RMB exchange rate	7.0750	6.7366

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) tax payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior year’s net operating losses carried forward.

The Company accounts for income for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or not be deductible in the future.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements (“CFS”) are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. In accordance with ASC 450, the Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s CFS.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. For the years ended December 31, 2023 and 2022, the Company had a net loss of approximately $392,243 and $1,023,125, respectively. The Company had an accumulated deficit of approximately $1,577,578 and $1,119,457 as of December 31, 2023 and 2022, respectively. The operating results indicate the Company has recurring losses from operations which raises the question related to the substantial doubt about the Company’s ability to continue as a going concern.

Historically, we have funded our operations primarily through our sale of fresh mushrooms and borrowings. Currently, all the loans are short-term borrowings. Management is working to increase long-term loans and equity investment in order to improve our capital structure. However, such additional cash resources may not be available to us on desirable terms, or at all, if and when needed by us.

To enhance our ability to continue to operate, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. On one side, we improved efficiency with current facilities, the revenue reached $7.45 million and $7.25 million for the year ended December 31,2023 and 2022, respectively; on the other side, we were expanding our composting facilities to generate more revenue by selling compost to customers. On December 31, 2022, AUM, a subsidiary of ESG acquired 12 mushroom houses by assuming debt. The new operations further increase the production of mushrooms and reduce fixed cost per unit to reach the scale effect of economics. On January 5, 2022, Funan Agricultural Reclining Investment Co. Ltd signed an agreement to fund $18.09 million by 10-year debt financing for the expansion of composting facilities, which will further generate revenue on compost sales with a higher profit margin.

NOTE 4 – CASH, CASH EQUIVALENT AND RESTRICTED CASH

The cash and cash equivalent were $342,342 and $137,610 as of December 31, 2023 and 2022, respectively. The Company was involved in a couple of lawsuits, and $69,011 of cash was legally restricted due to the lawsuits at the end of December 31, 2022.As the lawsuits were settled, there was no restricted cash as of December 31, 2023.

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment:

December 31,	2023	2022
Buildings and improvements	$16,276,614	$16,406,932
Machinery, equipment and vehicle fleet	8,597,430	8,739,192
Construction in progress	21,682	438,208
Property, plant and equipment - cost	24,895,726	25,584,332
Less: Accumulated depreciation	(6,200,757)	(4,813,008)
Property, plant and equipment - net	$18,694,969	$20,771,324

Construction in progress was $21,682 as of December 31, 2023, and $438,208 as of December 31, 2022. $416,256 of construction in progress of dormitories was reclassified as fixed assets in 2023.

Depreciation expense was $1,388,096 and $1,613,923 for the year ended December 31, 2023 and 2022, respectively. All the depreciation expense was recorded as cost of goods sold.

NOTE 6: ACCOUNT RECEIVABLE AND OTHER RECEIVABLES

Account receivable and other receivable consisted of the following:

December 31,	2023	2022
Accounts receivables	$-	$23,911
Other receivables	79,221	93,559
Total	$79,221	$117,470

NOTE 7: INVENTORIES

Inventories consisted of the following:

December 31,	2023	2022
Raw materials	1,516,634	867,543
Finished goods	-	34,013
Work in progress - compost	90,326	67,727
- growing mushrooms	44,416	158,395
Total	1,651,376	1,127,678

NOTE 8: INTANGIBLE ASSETS

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following:

December 31,	2022	2021
Land use right	$3,327,987	$3,424,094
Software	7,701	7,923
Patent	7,045	7,249
Subtotal	3,342,733	3,439,266
Less: Accumulated amortization	(256,827)	(193,582)
Total	$3,085,906	$3,245,684

Estimated future amortization expense is as follows as of December 31, 2023:

Years ending December 31,	Amortization expense
2024	$68,679
2025	68,679
2026	68,679
2027	68,679
2028	68,679
Thereafter	2,742,511
Total	$3,085,906

Amortization expenses for the years ended December 31, 2023 and 2022 were $68,894 and $72,614, respectively.

NOTE 9: BANK LOANS

Short-term bank loans consisted of the following:

December 31,	2023	Interest rate	Due date	2022	Interest rate	Due date
Agricultural Bank of China Funan Branch	845,416	3.70%	4/10/24	869,830	3.90%	4/11/23
Anhui Funan Rural Commercial Bank (1)	1,972,637	5.90%	12/22/24	2,029,603	5.90%	12/23/23
Anhui Funan Rural Commercial Bank	1,409,026	5.90%	3/28/24	1,449,717	7.48%	3/29/23
Anhui Funan Rural Commercial Bank	845,416	5.90%	1/25/24	869,830	7.48%	1/25/23
Funan Yinghuai Rural Commercial Bank (2)	-	-	-	869,830	5.20%	6/15/23
Industrial and Commercial Bank of China, Funan (3)	704,513	3.45%	10/12/24	-	-	-
Bank of China Funan Branch (4)	1,127,221	3.60%	3/15/25	1,159,773	3.85%	3/15/23
Total	6,909,229	-	-	7,248,583	-	-

(1)	The loan from Anhui Funan Rural Commercial Bank had an initial interest rate of 7.58% from December 23, 2022 to March 15, 2023. The interest rate was adjusted to 5.90% from March 16, 2023 to December 23, 2023.
(2)	$869,830 of loan from Funan Yinghuai Rural Commercial Bank was paid off on June 15, 2023.
(3)	$704,513 of loans from Industrial and Commercial Bank of China, Funan branch were pledged by fixed assets as of December 31, 2023.
(4)	$1,127,221and $1,159,773 of loans from Bank of China were pledged by fixed assets as of December 31, 2023 and 2022, respectively.

As of the date of these consolidated financial statements is issued, all the outstanding loans as of December 31, 2023 have been renewed.

NOTE 10: ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

December 31,	2023	2022
Advances from customers	$63,867	$48,646
Salary payable	181,950	142,737
Tax payable	16,131	18,527
Other payable	2,050,824	2,571,858
Total	$2,312,772	$2,781,768

Other payable was primarily comprised of loans from non-bank institution which consists of $281,805 from Funan Agricultural Investment Co. Ltd and $1,409,026 from Funan Small Business financing service center.

NOTE 11: VALUE ADDED TAX RECEIVABLE

Selling merchandise in China is generally subject to the value-added tax (“VAT”). The Company and its subsidiaries’ primary operations are classified as agriculture products and its revenue is exempt from VAT and income tax. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). VAT input was primarily due to purchase of property, plant and equipment. As of December 31, 2023 and 2022, VAT input was $2,211,980 and $2,240,487, respectively. VAT input can deduct VAT output or be refunded when selling non-exempt goods. Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their value-added tax are exempted. The Company plans to produce processed mushrooms in the near future to utilize VAT input to offset VAT output.

NOTE 12: ASSET ACQUISITION

On May 11, 2021, Anhui Allied United Mushroom Co., Ltd. signed the Agreement (“Agreement”) with Suhua Yang and Hao Yan the owners of Funan Zhihua Mushroom Co., Ltd. (“Target Company”). As the consideration of transferring 100% equity of Target Company, AUM will pay Shareholders with $2,151,383 (RMB 14,840,028), which is $25,612 (RMB 176,667) per month for 84 months at the end of each month after the delivery of the growing rooms. Target Company was dissolved after the asset acquisition.

Following the guidance of ASC 805, we performed the screen test to evaluate whether the acquired set is a business or a group of assets. The group of assets was buildings and equipment related to growing mushrooms and didn’t include an input and a substantive process that together significantly contribute to the ability to create outputs because the target company had no employees and no operations. The transaction was accounted for as an asset acquisition in accordance with ASC 805 -50.

The Company calculated the present value of the debt assumed at a compound monthly interest rate of 1% at the acquisition date, and recognized $1,464,214 of assets and $1,464,214 of liability.

On April 30, 2023, the owner of Target Company and AUM agreed that the payment of consideration will begin on the production of growing rooms on January 1, 2024.

AUM paid an expense of $63,878 for Funan Zhihua Mushroom Co., Ltd. (“Target Company”) in 2021. After acquired by AUM, AUM and the owner of the acquiree agreed to transfer the payment on behalf of Target Company to a deposit for asset acquisition and reduce the installment payment. The note receivable was $41,848 and $58,848 as of December 31, 2023 and 2022, respectively.

NOTE 13: COMMITMENTS AND CONTINGENCIES

Commitments

On January 5, 2022, Funan Modern Recycling Agriculture Investment Co., Ltd. (“FMRA”) signed an agreement with AUFP to fund AUFP 115 million RMB ($18.09 million) on the expansion of composting facilities including 6 bunkers and 22 tunnels. According to the agreement, AUFP transfers the land use right of 46,662 square meters which the composting facilities will be constructed on to FMRA and starts to pay rent for 10 years after AUFP uses the facilities. Once rents are paid, FMRA transfers the land use right and deed of composting facilities to AUFP. All the costs related to the transfer of land use right are paid by FMRA. The facilities were in construction at the end of December 31, 2023.

Legal contingencies

The Company is involved in some legal proceedings, which involve disputes over contracts and do not relate to any governmental agency or regulatory inquiries. Management has identified certain legal matters where we believe an unfavorable outcome is reasonably estimated. Management believes that the total liabilities of the Company that may arise as a result of currently pending proceedings will not have a material adverse effect on the Company, taken as a whole.

On September 3, 2021, Anhui Daquan Construction Company ("Daquan”) filed a lawsuit against Funan Zhihua Mushroom Co., Ltd. (a merged company, “Zhihua”) on unpaid contractual price of $48,744. Zhihua has a dispute on construction quality which did not meet the requirements specified in the contract and filed a lawsuit for $26,095 of damage. On June 6, 2023, Daquan paid $26,095 to Zhihua to settle the lawsuit.

On November 10, 2022, Funan Yuanlangju Construction Co., Ltd. filed a lawsuit against AUFP for $60,147. The plaintiff sold construction materials to AUFP. AUFP had a dispute with the plaintiff over the amount of the sale. On July 7, 2023, the two parties reached a settlement that AUFP paid the plaintiff $50,740 in 2023.

On December 2, 2022, Liu Pengpeng filed a lawsuit against AUFP for $66,066. Liu Pengpeng signed a contract with AUFP on installation work and drainage construction. Liu Pengpeng breached the contract and failed to complete the construction work on time which caused a loss to AUFP. On July 7, 2023, Liu Pengpeng withdrew the lawsuit. On November 20, 2023, Liu Pengpeng filed a lawsuit for the same claim.

NOTE 14 – RELATED PARTY TRANSACTIONS

In December 2022, Mr. Zhi Yang, Company founder and CEO, paid $21,311 of operating expense on behalf of AUM. AUM reimbursed Zhi Yang in January 2023.

On October 22, 2022, Mr. Zhi Yang subscribed 12 million shares of common stock. Mr. Yang paid $30,000 for the 12,000,000 shares of ESG Inc. stock. The subscription was canceled on September 28, 2023, and the capital was recorded as a payable to Mr. Yang. The payable was paid off on February 5, 2024.

AUM made advances to suppliers on behalf of Funan Zhihua Plant Nutrition Co., Ltd, whose legal representative was the CEO of the Company in 2021. The advance to supplier–related party was $0 and $9,133 as of December 31, 2023 and 2022, respectively.

NOTE 15: DEFERRED INCOME

As of December 31, 2023 and 2022, deferred income was $1,355,552 and $1,568,398, respectively. The Company recognized $286,095 and $696,716, respectively of government grants for the year ended December 31, 2023 and 2022, which consisted of and $232,142 of asset-based and $53,953 of income-based grants for the year ended December 31, 2023, $169,238 of asset-based grants and $527,478 of income-based grants for the year ended December 31, 2022.

NOTE 16: INCOME TAXES

The company is subject to income taxes on an entity basis on income derived from the location in which each entity is domiciled. ESG Inc, ESG China Limited and Hainan ESG Tech are holding companies without operations.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return. As of December 31, 2023 and 2022, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $193,010 and $65,877. Management believes the realization of benefits from these losses remains uncertain. Accordingly, a 100% deferred tax asset valuation allowance was provided.

In China the Corporate Income Tax Law generally applies an income tax rate of 25% to all enterprises. In corporate income tax article 86, “Regulations for the Implementation of the Enterprise Income Tax Law” article 27(1) of stipulate: the income of an enterprise engaged in agriculture, forestry, animal husbandry, and fishery projects may be exempted or reduced from income tax. Refer to: (1) Enterprises are exempted from enterprise income tax on income derived from the following items: 1. Planting of vegetables, grains, potatoes. Funan Allied Untied Farmer Products, Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their income tax are exempted. Net income and net loss were not offset among the operating subsidiaries. Net income of $2,234,442 and $1,570,354 were exempt from income tax for the years ended December 31, 2023 and 2022, respectively. The estimated tax savings as the result of the tax break for the years ended December 31, 2023 and 2022 amounted to $558,611 and $392,589, respectively. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2023 and 2022.

There were no uncertain tax positions as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had net operating loss (“NOL”) carryforwards of $9,619,491 and $6,970,166, respectively, in PRC. The NOL carryforwards will begin to expire in the PRC in the calendar year 2024 through 2028, if not utilized. Management believes that it is more likely than not that the benefit from the NOL carryforwards will not be realized and thus provided a 100% valuation allowance as of December 31, 2023 and 2022 and no deferred tax asset benefit has been recorded. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2023 and 2022:

	2023	2022
US federal statutory rates	(21%)	(21%)
Tax rate difference between PRC and U.S.	(4%)	(4%)
Effect of income tax exemption on certain income	(123%)	(41%)
Change in valuation allowance	148%	66%
Effective tax rate	$-	$-

The provision for income tax expense (benefit) for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022
Income tax expense - current	$-	$-
Income tax benefit -deferred	(668,216)	(673,412)
Increase in valuation allowance	668,216	673,412
Total income tax expense	$-	$-

The Company’s net deferred tax asset as of December 31, 2023 and 2022 is as follows:

	2023	2022
Deferred tax asset
Net operating loss	$(2,531,144)	$(1,862,928)
Less: valuation allowance	2,531,144	1,862,928
Net deferred tax asset	$-	$-

NOTE 17 - EQUITY

The Company authorized 65,000,000 shares of common stock at par value of $0.001and 10,000,000 shares of preferred stock at par value $0.001. 25,899,468 shares of common stock were issued and outstanding as of December 31, 2023 and 2022. There were no preferred stock were issued as of December 31, 2023 and 2022.

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

NOTE 18: SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2023 through the date of the consolidated financial statements were available to be issued and concluded that there were no other material subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2023. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) as set forth in its Internal Control - Integrated Framework. This assessment identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

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

Changes in Internal Controls over Financial Reporting

During the year ended December 31, 2023, other than the change in ownership, there has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Other than as described above, we are not aware of any other conflicts of interest among our executive Officers and Directors.

Involvement in Certain Legal Proceedings

The Company is involved in some legal proceedings, which involve disputes over contracts and do not relate to any governmental agency or regulatory inquiries. Management has identified certain legal mattes where we believe an unfavorable outcome is resealable estimated. Management believes that the total liabilities of the Company that may arise as a result of currently pending proceedings will not have a material adverse effect on the Company taken as a whole.

On September 3, 2021, Anhui Daquan Construction Company ("Daquan”) filed a lawsuit against Funan Zhihua Mushroom Co., Ltd. (a merged company, “Zhihua”) on unpaid contractual price of $48,744. Zhihua has a dispute on construction quality which did not meet the requirements specified in the contract and filed a lawsuit for $26,095 of damage. On June 6, 2023, Daquan paid $26,095 to Zhihua to settle the lawsuit.

On November 10, 2022, Funan Yuanlangju Construction Co., Ltd. filed a lawsuit against AUFP for $60,147. The plaintiff sold construction materials to AUFP. AUFP had a dispute with the plaintiff over the amount of the sale. On July 7, 2023, the two parties reached a settlement that AUFP paid the plaintiff $50,740 in 2023.

On December 2, 2022, Liu Pengpeng filed a lawsuit against AUFP for $66,066. Liu Pengpeng signed a contract with AUFP on installation work and drainage construction. Liu Pengpeng breached the contract and failed to complete the construction work on time which caused a loss to AUFP. On July 7, 2023, Liu Pengpeng withdraw the lawsuit. On November 20, 2023, Liu Pengpeng filed a lawsuit for the same claim.

Our Officers and Directors have not received monetary compensation since our inception. We currently do not pay any compensation to our Directors serving on our Board of Directors.

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officer for fiscal years ended Decembrer 31, 2023 and 2022, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares ($)	Total ($)
Zhi Yang	2023	8333	0	8333
Chief Executive Officer and Chief Financial Officer	2022	8333	0	8333

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2023.

Outstanding Equity Awards at Interim Fiscal Year End

No stock or stock option awards were granted to any other officer of the Company as at December 31, 2023.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2023.

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of December 31, 2023.

Name	Number of Shares of Common Stock	Percentage
Zhi Yang, Director and CEO	14,000,000	54.06%
DCG China Limited(1)	7,632,800	29.47%

(All officers and directors as a group (_1_ people)	21,632,800	83.53%

(1) Owned by the mother of Zhi Yang, who will be acting in convert with Zhi Yang

There are no other officer or director with 5 % or more shares.

Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 25,899,468 shares of common stock to be outstanding.

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

[ ] is the Company’s current independent registered public accounting firm.

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

2023	$180,000
2022	$5,000

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

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation of Registrant * (incorporated by reference herein to Exhibit 3.1(a) to the Company’s Form 10-K filed with the SEC on November 17, 2022)

3.2	Bylaws of the Registrant * (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on November 8, 2023)

3.3	Plan of Merger, dated effective as of November 27, 2023, by and between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 1, 2023)

3.4	Form Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 1, 2023)

10.1	Technology Assignment Agreement by and between Plasma Innovative Inc. and Hanliang Shao * (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10-K filed with the SEC on November 17, 2022)

10.2	Financing Agreement with Funan Agricultural Reclining Investment Co. Ltd dated January 5, 2022

10.3	Share Exchange Agreement between ESG Inc. and Funan Allied United Farmer Products Co., Ltd, dated September 28, 2023 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

10.4	Share Exchange Agreement between Plasma Innovative Inc. with ESG Inc. dated November 6, 2023 (incorporated by reference herein to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

99.1	Legal Opinion from PRC counsel Anhui Dongfan Law Firm, dated September 6, 2023 (incorporated by reference herein to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934+

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

Item 16. Form 10–K Summary.

As permitted, the registrant has elected not to supply a summary of information required by Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESG, Inc.

/s/ Zhi Yang
Zhi Yang
Chief Executive Officer
(Principal Executive Officer)

Chief Financial Officer
(Principal Financial and Accounting Officer)

Chairman

Dated: April 12, 2024