Form 10-Q
period 2024-06-30
ESG Inc.
filed 2024-08-02
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,899,468 common shares issued and outstanding as of June 30, 2024.

ESG INC.

QUARTERLY REPORT ON FORM 10-Q

-i-

Part I. Financial Information

Item 1. Financial Statements (unaudited)

ESG INC.

Consolidated Balance Sheet

	June 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	135,223	342,342
Accounts receivable and other receivables	149,360	79,221
Advance to suppliers	1,425,950	166,010
Inventaries	2,173,954	1,651,376
Total Current Assets	3,884,487	2,238,949
Property, plant and equipment, net	17,763,242	18,694,969
Intangible assets, net	2,997,136	3,085,906
Value added tax receivable	2,267,926	2,211,980
Note receivable	-	41,848
Total Non-current Assets	23,028,304	24,034,703
Total Assets	26,912,791	26,273,652
LIABILITIES AND EQUITY
Currrent Liabilities
Short-term bank loans	6,877,941	6,904,228
Account payable	3,012,362	1,450,405
Payable to related party		30,000
Accrued expenses and other liabilities	2,536,454	2,312,772
Deferred revenue	1,263,353	1,355,552
Total Current Liabilities	13,690,110	12,052,957
Long-term payable	1,331,190	1,423,116
Total Non-current liabilities	1,331,190	1,423,116
Total Liabillities	15,021,300	13,476,073
Shareholders' Equity (Deficit)
Common stock, $0.001 par value, 65,000,000 authorized,25,899,468 issued and outstanding as of June 30, 2024 and December 31,2023.	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(597,819)	(430,206)
Accumulated deficit	(1,731,131)	(1,224,811)
Equity Attributable to stockholders of ESG Inc.	8,849,338	9,523,271
Equity attributable to noncontrolling interest	3,042,153	3,274,308
Total Equity	11,891,491	12,797,579
Total Liabilities and Stockholders' Equity	26,912,791	26,273,652

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	2,509,781	3,632,544	4,888,062	5,440,863
Cost of goods sold	2,077,594	2,929,277	4,546,508	4,394,606
Gross Profit	432,187	703,267	341,554	1,046,257
Research and development cost	128,696	174,263	259,784	304,467
Selling expenses	2,285	377	2,484	600
General and administrative expense	145,305	323,177	463,422	596,318
Operating Income	155,901	205,450	(384,136)	144,872
Interest (expense)	(132,118)	(199,973)	(281,605)	(349,687)
Other Income (loss)	80,540	75,684	(15,424)	103,528
Income before Income Taxes	104,323	81,161	(681,165)	(101,287)
Income taxes	-	-	-	-
Consolidated net Income (loss)	104,323	81,161	(681,165)	(101,287)
Less: Net loss attributable to noncontrolling interest	22,976	24,608	(174,845)	(15,492)
Net Income (Loss) Attributable to Shareholders of ESG Inc.	81,347	56,553	(506,320)	(85,795)
Other comprehensive items
Foreign currency translation gain (loss) attributable to the Company	(8,033)	(413,983)	(167,613)	(370,924)
Foreign currency translation gain (loss) attributable to noncontroling interest	(2,746)	(141,551)	(57,310)	(126,828)
Total Comprehensive Income Attributable to Noncontrolling Interest	20,230	(116,943)	(232,155)	(142,320)
Total comprehensive Income Attributable to Shareholders of Esg Inc.	73,314	(357,430)	(673,933)	(456,719)
Net loss per share - basic and diluted	-	(0.01)	(0.03)	(0.02)
Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468	25,899,468	25,899,468

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	income	equity	interest	Total

Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,224,811)	$(430,206)	$9,523,271	$3,274,308	$12,797,579
Net loss	-	-	-	(587,667)	-	(587,667)	(197,821)	(785,488)
Foreign currency translation adjustment	-	-	-	-	(159,580)	(159,580)	(54,564)	(214,144)
Balance at March 31, 2024	25,899,468	25,900	11,152,388	(1,812,478)	(589,786)	8,776,024	3,021,923	11,797,947
Net loss	-	-	-	81,347	-	81,347	22,976	104,324
Foreign currency translation adjustment	-	-	-	-	(8,033)	(8,033)	(2,746)	(10,779)
Balance at June 30, 2024	25,899,468	$25,900	$11,152,388	$(1,731,131)	$(597,819)	$8,849,338	$3,042,153	$11,891,491

Balance at December 31, 2022	25,899,468	25,900	11,152,388	(900,098)	(148,590)	10,129,600	3,438,129	13,567,729
Net loss	-	-	-	(142,348)	-	(142,348)	(40,100)	(182,448)
Foreign currency translation gain	-	-	-	-	43,059	43,059	14,723	57,782
Balance at March 31, 2023	25,899,468	25,900	11,152,388	(1,042,446)	(105,531)	10,030,311	3,412,752	13,443,063
Net loss	-	-	-	56,553	-	56,553	24,608	81,161
Foreign currency translation gain	-	-	-	-	(413,983)	(413,983)	(141,551)	(555,534)
Balance at June30, 2023	25,899,468	$25,900	$11,152,388	$(985,893)	$(519,514)	$9,672,881	$3,295,809	$12,968,690

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six-months ended
	June 30, 2024	June 30, 2023

Cash flows from operating activities:
Consolidated net loss	$(681,165)	$(101,287)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	901,289	740,663
Changes in assets and liabilities:
Accounts receivable and other receivable	(70,139)	(268,142)
Advance to suppliers	(1,259,940)	(424,335)
Inventory	(522,578)	448,821
Value added tax receivable	(55,946)	84,612
Note receivable	41,848	2,179
Accounts payable	1,561,957	(65,750)
Payable to related party	(30,000)	8,689
Accrued expenses and other paybles	223,682	176,975
Deferred revenue	(92,199)	(175,244)
Net cash provided by operating activities	16,808	427,181

Cash flows from investing activities:
Acquisition of fixed assets	(264,441)	-

Net cash used in investing activities	(264,441)	-

Cash flows from financing activities:
Proceeds from loans	41,517	-
Payment of debt	(98,370)	-

Net cash provided by (used in) financing activities	(56,854)	-

Effect of exchange rate changes on cash	97,368	(419,605)

Net increase (decrease) in cash	(207,118)	7,576

Cash, at beginning of period	342,342	199,045

Cash, at end of period	$135,223	$206,621

Supplemental disclousures of cash flow information:
Cash paid for interest	$(281,605)	$(349,687)
Cash paid for income tax	$-	$-

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Kennett Square, Pennsylvania, USA, and is a holding company without operations and is engaged in food production and distribution through its subsidiaries.

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

Prior to the share exchange, Mr. Zhi Yang owned 30 % of AUFP, Fuyang Zhihan Agricultural Information Co. Ltd. (“Zhihan”) owned 24.52% of AUFP and Mr. Chris Alonzo owned 10% of AUFP. ESG, after the share exchange agreement described above is completed, owns 74.52% of AUFP and its subsidiaries, AUM and AUMT in China. Currently Mr. Zhi Yang and Zhihan control 83.526% of ESG through DCG China Limited , and Mr. Christopher Alonzo owns 5.406% of ESG.

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

The consolidated financial statements of the Company include the financial statements of the Company and its 74.52% owned subsidiaries in China. All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation. The Equity attributable to minority shareholders who own 25.48% of AUFP and its subsidiaries are non-controlling interest (“NCI”). The NCI were $3,042,153 and $3,274,308 as of June 30, 2024 and December 31, 2023, respectively.

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

Cash and cash equivalent

Cash and cash equivalent includes demand deposits with financial institutions that are highly liquid in nature.

Account receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current creditworthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. As of June 30, 2024 and December 31, 2023, allowance for doubtful accounts was nil and nil , respectively.

Advances to suppliers, net

Advances to suppliers represent prepayments made to ensure continuous high-quality supplies and favorable purchase prices for premium quality. These advances are settled upon suppliers delivering raw materials to the Company when the transfer of ownership occurs. The Company review its advances to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance. As of June 30, 2024 and December 31, 2023, advance to suppliers was $1,425,950 and $166,010, respectively and allowance for doubtful accounts was nil and nil, respectively.

Inventory

Inventory is comprised primarily of raw materials, work-in-progress and finished goods. The value of inventory is determined using the weighted average method. The Company periodically estimates an inventory allowance for estimated unmarketable inventories when necessary. Inventory amounts are reported in net of allowances. As of June 30, 2024 and December 31, 2023, inventories were $2,173,954 and $1,651,376.

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

We signed contracts with two distributors who purchase all the products. Sell volume to one distributor was 41% and to the other was 59% for the three and six months ended June 30, 2024 and 2023.

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

Research and development expenses

Research and development expenses are expensed in the period when incurred. These costs primarily consist of costo f materials used, salaries paid for the Company’s development department, and fees paid to the third parties. The research and development expenses were $128,696 and $259,784, $174,263 and $304,467, respectively for the three and six months June 30, 2024 and 2023.

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

AUFP and its subsidiaries, AUM and AUMT were 25.48% owned by noncontrolling interest and $3,042,153 and $3,274,308 of equity were attributable to noncontrolling interest as of June 30, 2024 and December 31, 2023, respectively. During the three months ended June 30, 2024 and 2023, the Company had net income of $22,976 and $24,608, respectively, attributable to the noncontrolling interest. The Company had net loss of $174,845 and $15,492, repectively attributable to the noncontrolling interest for the six months ended June 30, 2024 and 2023.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	June 30, 2024	March 31, 2024	December 31, 2023	June 30, 2023	March 31, 2023
Period-end date USD: RMB exchange rate	7.2212	7.2021	7.0797	7.1632	6.8688
Average USD for the reporting period: RMB exchange rate	7.1859	7.1589	7.0750	6.9278	6.8419

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

NOTE 3- GOING CONCERN

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. The Company had an accumulated deficit of approximately $1,731,131 and $1,224,811 as of June 30, 2024 and December 31, 2023, respectively. Although the operating results were positive for the three months ended June 30, 2024, the recurring losses in the past raise the question related to the substantial doubt about the Company’s ability to continue as a going concern.

To enhance our ability to continue to operate, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. Currently, we are increasing our production capacity to generate more revnues and decrease unit cost.

NOTE 4- ACCOUNT RECEIVABLE AND OTHER RECEIVABLES

Account receivable and other receivable consisted of the following:

	June 30, 2024 (Unaudited)	December 31, 2023
Accounts receivable	$61,315	$-
Other receivable	88,045	79,221
Total	$149,360	$79,221

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment:

	June 30, 2024 (Unaudited)	December 31, 2023
Buildings and improvements	$15,986,266	$16,276,614
Machinery, equipment and vehicle fleet	8,707,241	8,597,430
Construction in progress	21,295	21,682
Property, plant and equipment - cost	24,714,802	24,895,726
Less: Accumulated depreciation	(6,951,560)	(6,200,757)
Property, plant and equipment - net	$17,763,242	$18,694,969

For the three months ended June 30, 2024 and 2023, depreciation expense was $433,391 and $395,414, respectively. For the six months ended June 30, 2024 and 2023, depreciation expense was $867,378 and $705,489, respectively.

NOTE 6: INVENTORIES

Inventories consisted of the following:

	June 30 2024	December 31,
	(Unaudited)	2023
Raw materials	$2,041,615	$1,516,634
Finished goods	-	-
Work in progress - compost	88,715	90,326
- growing mushrooms	43,624	44,416
Total	$2,173,954	$1,651,376

NOTE 7: INTANGIBLE ASSETS

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following:

	June 30, 2024	December 31,
	(Unaudited)	2023
Land use right	$3,268,621	$3,327,987
Software	7,563	7,701
Patent	6,919	7,045
Subtotal	3,283,103	3,342,733
Less: Accumulated amortization	(285,967)	(256,827)
Total	$2,997,136	$3,085,906

Amortization expenses were $16,894 and $17,368, respectively for the three months ended June 30, 2024 and 2023, $33,911 and $35,174, respectively for the six months ended June 30, 2024 and 2023.

Estimated future amortization expense is as follows as of June 30, 2024:

Years ending December 31,	Amortization expense
2024	67,437
2025	67,437
2026	67,437
2027	67,437
2028	67,437
Thereafter	2,659,951
Total	2,997,136

NOTE 8- BANK LOANS

Short-term bank loans consisted of the following:

	June 30, 2024 (unaudited)	Interest rate	Due date	December 31, 2023	Interest rate	Due date
Agricultural Bank of China Funan Branch	$788,818	4.50%	4/06/25	$845,416	3.70%	4/10/24
Anhui Funan Rural Commercial Bank	1,937,448	5.60%	12/22/24	1,972,637	5.90%	12/22/24
Anhui Funan Rural Commercial Bank	1,383,892	5.60%	3/28/25	1,409,026	5.90%	3/28/24
Anhui Funan Rural Commercial Bank	830,335	5.60%	1/25/25	845,416	5.90%	1/25/24
Industrial and Commercial Bank of China, Funan (1)	691,946	3.45%	10/12/24	704,512	3.45%	10/12/24
Industrial and Commercial Bank of China, Funan (2)	13,839	3.45%	6/06/25	-	-	-
Bank of China Funan Branch	1,107,113	3.60%	3/15/25	1,127,221	3.60%	3/15/25
Total	$6,877,941	-	-	$6,904,228	-	-

(1)	The loans from Bank of China were pledged by fixed assets as of June 30, 2024 and December 31, 2023, respectively.

(2)	The loans from Industrial and Commercial Bank of China, Funan branch were pledged by fixed assets as of June 30, 2024.

NOTE 9- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024 (Unaudited)	December 31, 2023
Advances from customers	$74,262	$63,867
Salary payable	100,116	181,950
Tax payable	15,423	16,131
Other payable	2,346,653	2,050,824
Total	$2,536,454	$2,312,772

Other payable was primarily comprised of loans from non-bank institutions. Loans included $276,778 and $281,805, respectively from Funan Agricultural Investment Co. Ltd, and $1,383,891 and $1,409,026, respectively from Funan Small Business financing service center as of June 30, 2024 and December 31, 2023.

NOTE 10- VALUE ADDED TAX RECEIVABLE

Selling merchandise in China is generally subject to the value-added tax (“VAT”). The Company and its subsidiaries’ primary operations are classified as agriculture products and its revenue is exempt from VAT and income tax. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). VAT input was primarily due to purchase of property, plant and equipment. As of June 30, 2024 and December 31, 2023, VAT input was $2,267,926 and $2,211,980, respectively. VAT input can deduct VAT output or be refunded when selling non-exempt goods. Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their value-added tax are exempted. The Company plans to produce processed mushrooms in the near future to utilize VAT input to offset VAT output.

NOTE 11- ASSET ACQUISITION

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

NOTE 12- COMMITMENTS AND CONTINGENCIES

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

Legal contingencies

Management has identified certain legal mattes where we believe an unfavorable outcome is resonably estimated. Management believes that the total liabilities of the Company that may arise as a result of currently pending proceedings will not have a material adverse effect on the Company taken as a whole.

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

NOTE 13: DEFERRED INCOME

As of June 30, 2024 and December 31, 2023, deferred income was $1,263,353 and $1,355,552, respectively. The Company recognized $156,582 and $170,164, respectively of government grants for the six months ended June 30, 2024 and 2023. Asset-based grants were $68,437 and $127,765, respectively for the six months ended June 30, 2024 and 2023. Income-based grants were $88,145 and $42,399, respectively for the six months ended June 30, 2024 and 2023.

NOTE 14- INCOME TAXES

The Company record no income taxes for the six months ended June 30, 2024 and for the year ended December 31, 2023. Net income and net loss were not offset among the operating subsidiaries. Net income of $49,649 and $2,234,442 were exempt from income tax for the periods ended June 2024 and December 31, 2023, respectively.

	June 30, 2024 (Unaudited)	December 31, 2023
US federal statutory rates	-21%	-21%
Tax rate difference between PRC and U.S.	-4%	-4%
Effect of income tax exemption on certain income	(36%)	(1.23)
Change in valuation allowance	61%	1.48
Effective tax rate	$-	$-

The provison for income tax expense (benefit) for the six months ended June 30, 2024 and 2023 consisted of the following:

	For the six months ended
	June 30, 2024 (Unaudited)	June 30, 2023 (Unaudited)
Income tax expense - current	$-	$-
Income tax benefit -deferred	(836,901)	(231,758)
Increase in valuation allowance	836,901	231,758
Total income tax expense	$-	$-

	June 30, 2024 (Unaudited)	December 31, 2023
Deferred tax asset
Net operating loss	$(2,358,044)	$(2,531,144)
Less: valuation allowance	2,358,044	2,531,144
Net deferred tax asset	$-	$-

NOTE 15- RELATED PARTY TRANSACTION

On October 22, 2022, Mr. Zhi Yang, the Company founder and CEO subscribed 12 million shares of common stock. Mr. Yang paid $30,000 for the 12,000,000 shares of ESG Inc. stock. The subscription was canceled on September 28, 2023, and the capital received were payable to Mr. Yang. The payable was paid off on February 5, 2024.

NOTE 16- EQUITY

The Company authorized 65,000,000 shares of common stock at par value of $0.001and 10,000,000 shares of preferred stock at par value $0.001. 25,899,468 shares of common stock were issued and outstanding as of June 30, 2024 and December 31, 2023. There were no preferred stock were issued as of June 30, 2024 and December 31, 2023.

NOTE 17- SUBSEQUENT EVENTS

Effective July 31, 2024, the Board of Directors of the Company appointed 4 new Independent Directors to serve on our newly created Audit Committee, Compensation Committee, and Nominating and Governance Committee: James Wallace, Cathy Fleming, Mark Hemmann, and Neal Naito (together, the “New Directors”). Zhi Yang, our Chief Executive Officer, was appointed as Executive Director.

Effective July 31, 2024, we created an Audit Committee. John Wallace, Cathy Fleming, and Mark Hemmann will serve on the Audit Committee, with Mr. Wallace serving as Chair.

Effective July 31, 2024, we created a Compensation Committee. Cathy Fleming, Mark Hemman, and Neal Naito will serve on the Compsensation Committee, with Ms. Fleming serving as Chair.

Effective July 31, 2024, we created a Nominating and Governance Committee. Mark Hemman, Cathy Fleming, and Neal Naito will serve on the Nominating and Governance Committee, with Mr. Hemmann serving as Chair.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS REVIEW

Net Operating Revenues

Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

During the three months ended June, 2024, net operating revenues were $155,901, compared to $205,450 during the three months ended June 30, 2023, a decrease of $49,549 or 24.12%.

Six Months Ended June, 2024 versus Six Months Ended June 30, 2023

During the six months ended June 30 2024, net operating loss were $384,136, compared to $144,872 of net operating income during the six months ended June 30, 2023, a decrease of $529,008, or 3.65%.

The decrease was due to the testing of expanded facility. After the expansion of triple capacity is completed, the Company started testing the expanded facility with one third of capacity in the first quarter, and with one half of capacity in the second quarter, which were 4 full batches of raw materials and others to input. From late July the expansion operates at 3 times of the capacity in 2023. We expect the revenue and gross profit margin will increase when we pass the testing phase in the next quarter.

Gross Profit Margin

Gross profit margin is a ratio calculated by dividing gross profit by net operating revenues. Our gross profit margin decrease to 17.22% for the three months ended June 30, 2024, compared to 19.36% for the three months ended June 30, 2023. Our gross profit margin decreased to 6.99% for the six months ended June 30, 2023, compared to 19.23% for the six months ended June 30, 2023. The decrease was primarily due to the testing phase of expansion facility. We expect commodity costs to have a favorable impact on our gross profit margin during the third quart of 2024 after the expansion operation testing phases out and reaches its full capacity.

Research and Development Expenses

During the three and six months ended June 30, 2024, Research and development expenses decreased $45,567, or 26.15% and decreased $44,683, or 14.68%, respectively, versus the prior year.

Selling, General and Administrative Expenses

During the three and six months ended June, 2024, selling, general and administrative expenses decreased $175,964, or 54.38%, and decreased $131,012, or 21.95%, respectively, versus the prior year. The decrease was mainly due to the increase of foreign currency exchange rate. We signed contracts with two main distributors, who purchase all the products at the site, therefore, the selling expenses were limited.

Interest Expense

During the three months ended June, 2024, interest expense was $132,118, compared to $199,973 during the three months ended June 30, 2023, a decrease of $67,897, or 33.93%. During the six months ended June, 2023, interest expense was $281,605, compared to $349,687 during the six months ended June 30, 2023, a decrease of $67,856 or 33.93%. The decrease was primarily due to the impact of the increase of foreign currency exchange rate.

Other Income and Loss

Other income was mainly asset based grants and income based grants. Other loss was non-operation loss, such as write-off useless raw material. During the three months ended June 30, 2024, other income was $80,540, compared to $75,684 during the three months ended June 30, 2023, an increase of $4,856, or 6.42%. During the six months ended June 30, 2024, other income was negative $15,424, compared to $103,528 during the six months ended June 30, 2023. The decrease was mainly due to $172,098 of raw material write-off.

Income Taxes

The Company recorded no income taxes during the three months and six months ended June 30, 2024 and June 30, 2023, respectively.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Cash Flows from Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2024 and June 30, 2023 was $16,808 and $427,181, respectively, a decrease of $410,373, or 96.07%. This decrease was primarily due to the decrease of revenue and the increase of inventories.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 and June 30, 2023 was $264,441 and $0, respectively. The Company purchased $264,441 of property, plant and equipment during the six months ended June 30, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended June 30, 2024 and June 30, 2023 was $56,854 and $0, respectively. The Company made payments of debts of $98,370, which included $31,830 of short-term debt and $66,540 of long-term payable and borrowed $41,517 of bank loan during the six months ended June 30,2024.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2024 and June 30, 2023, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the three months ended June 30, 2024, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 2, 2022, Liu Pengpeng filed a lawsuit against AUFP for $66,066. Liu Pengpeng signed a contract with AUFP on installation work and drainage construction. Liu Pengpeng breached the contract and failed to complete the construction work on time which caused a loss to AUFP. On July 7, 2023, Liu Pengpeng withdrew the lawsuit. On November 20, 2023, Liu Pengpeng filed a lawsuit for the same claim that was ordered against AUFP in the county court but the courty court’s order was overturned by the immediary court.

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

ESG INC.

Date: July 31, 2024	By:	/s/ Zhi Yang
	Name:	Zhi Yang
	Title:	President and CEO
(Principal Executive, Financial and Accounting Officer)

-16-