Form 10-KT/A
period 2023-12-31
ESG Inc.
filed 2024-08-22
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was $19,712,006.

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

Unless stated otherwise, the words “we,” “us,” “our,” “the Company” or “ESG” in this Annual Report collectively refers to ESG Inc., a Nevada corporation.

Item 1. Business

DESCRIPTION OF BUSINESS

Company Overview

We were incorporated under the name Plasma Innovative Inc. on July 22, 2021 an emerging cold plasma application company. We intended to use our proprietary, cold plasma technology to treat crops and plant seeds for agriculture. However, we have decided that it is in the best interest of our shareholders to cease operations in the plasma application in the agriculture sector.

On November 6, 2023, Plasma Innovative Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with ESG Inc. (“ESGI”), a Nevada corporation, and the shareholders of ESGI (the “ESGI Shareholders”), whereby One Hundred Percent (100%) of the ownership interest of ESGI was exchanged for 10,432,800 shares of common stock of the Company issued to the ESGI Shareholders. The transaction has been accounted for as a recapitalization of the Company, whereby ESGI is the accounting acquirer.

Immediately after completion of such share exchange, the Company has a 65,000,000 authorized shares of common stock and a total of 25,899,468 issued and outstanding shares of common stock..

Business Overview

ESGI was incorporated in October 2022 as a Nevada holding corporation and is headquartered at Kennett Square, PA and develops and operates sustainable plant-based ingredients and food production and distribution with the substantial experience of its management team, including experience and relationships in the industry of mushroom, agriculture and food in the world and the capital markets in the States.

On September 28, 2023, ESGI entered into a share exchange agreement with Funan Allied United Farmer Products Co., Ltd., a China corporation (“AUFP”), the shareholders of AUFP, (each a “Shareholder,” and collectively, the “Shareholders”), and Hainan ESG Technology Co., Ltd., a China corporation (“Hainan ESG”). Pursuant to such agreement, the Shareholders exchanged their equity of AUFP to Hainan ESG for shares of common stock of ESGI, and ESGI has agreed to offer the ESGI shares. Following this transaction, AUFP became a 74.52% subsidiary of ESGI through Hainan ESG.

Neither the Company nor ESGI are Chinese operating companies. They are Nevada holding companies that operate business through Funan Allied United Farmer Products Co., Ltd., which owns Anhui Allied United Mushroom Technology Co., Ltd. and Anhui Allied United Mushroom Co., Ltd., all of whom are Chinese operating companies.

On November 22, 2023, Plasma Innovative Inc. filed Articles of Merger with the State of Nevada to merge ESGI into Plasma Innovative Inc.  Plasma Innovative Inc. was the surviving entity with the name of ESG Inc. as the surviving entity's name. Effective February 23, 2024 the Company’s name was changed from Plasma Innovative Inc. to ESG Inc., and its trading symbol was changed from PMIN to ESGH upon approval from FINRA.

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

The only permission required for operations is the business license of our PRC subsidiaries. The business license in PRC is a permit issued by Market Supervision and Administration that allows the company to conduct specific business within the government’s geographical jurisdiction. As of the date hereof, our PRC subsidiaries have received from PRC authorities all requisite licenses, permissions or approvals needed to engage in the businesses currently conducted in China, and no permission or approval has been denied. At present, we do not believe our operations require any other approvals and or permissions of Chinese authorities.

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

All of our business operations are currently conducted in China. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. Although the PRC economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to exercise significant control over China’s economic growth through direct allocation of resources, monetary and tax policies, and a host of other government policies such as those that encourage or restrict investment in certain industries by foreign investors, control the exchange between the Renminbi and foreign currencies, and regulate the growth of the general or specific market. While the Chinese economy has experienced significant growth in the past 30 years, growth has been uneven, both geographically and among various sectors of the economy. As the PRC economy has become increasingly linked with the global economy, China is affected in various respects by downturns and recessions of major economies around the world. The various economic and policy measures enacted by the PRC government to forestall economic downturns or bolster China’s economic growth could materially affect our business. Any adverse change in the economic conditions in China, in policies of the PRC government or in laws and regulations in China could have a material adverse effect on the overall economic growth of China and market demand for our products. Such developments could adversely affect our businesses, lead to reduction in demand for our products and adversely affect our competitive position.

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

Accelerating Holding Foreign Companies Accountable Act

On December 18, 2020, the Holding Foreign Companies Accountable Act (“HFCAA”) became law. Among other things, the statute requires the SEC to identify public companies that have retained a registered public accounting firm to issue an audit report where the firm has a branch or office that: (1) is located in a foreign jurisdiction, and (2) the Public Company Accounting Oversight Board (“PCAOB”) has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction.

Under the HFCAA, the PCAOB has the responsibility for determining that it is unable to inspect or investigate completely a registered public accounting firm or a branch or office of such a firm because of a position taken by an authority in a foreign jurisdiction.

The SEC may suspend trading of securities in companies if the PCAOB is unable to inspect an auditor’s records for those foreign companies. However, our Auditor, QI CPA, LLC QI CPA LLC, an independent registered public accounting firm headquartered in the United States, is not included in the determinations made by the PCAOB on December 16, 2021 in the Accelerating Holding Foreign Companies Accountable Act.

Our auditor is subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. Therefore, although we operate in China, the Accelerating Holding Foreign Companies Accountable Act and related regulations do not apply to our auditor, and trading in our securities will not be affected. If we subsequently change auditors, we will choose another auditor headquartered in the United States.

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

Corporate Governance deals with a company’s top-down leadership and how it governs itself in an ethical, transparent manner devoid of conflicts of interest and focuses on executive pay, audits, internal controls, and shareholder rights. We see an ever-increasing consumer and investor demand for sustainable food production and distribution. We believe that many consumers will expect that food is produced under stringent scrutiny for food safety and that ethical policies underlie every part of the process. We believe they will be willing to pay a premium for food sourced through such channels. In addition, we expect governments everywhere will promulgate and enforce stricter food safety regulations, which should eliminate a large number of food producers who will be unable to comply with these respective regulations. These market conditions will require food companies to embrace new means of production and technology. We believe this will lead to consolidation in various segments of the food industry, in which only forward-thinking participants like ESG will survive and prosper.

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

Currently AUMT operates 9 bunkers, 31 tunnels and related auxiliary facilities and equipment with the capacity of 90,000 tons annually of Phase III compost to supply.

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

Mushrooms are popular in most of the developed countries and are becoming accepted in many developing countries. The market for mushrooms is growing rapidly because of their rich nutritional value and special taste aroma and flavor. The global plant-based food market is expected to reach 77.8 billion U.S. dollars in 2025. The forecast projects that by 2030 the market will have more than doubled. (https://www.statista.com/statistics/1280394/global-plant-based-food-market-value/).

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

The COVID-19 has had an impact on our operations for the years ended December 31, 2021 and December 31, 2022, and this could continue if a resurgence occurs.

Our ability to manufacture and/or sell our products may be impaired by damage or disruption to our manufacturing, warehousing or distribution capabilities and/or distributors as a result of the impact from COVID-19. This damage or disruption could result from events or factors that are impossible to predict or are beyond our control, such as raw material scarcity, pandemics, government shutdowns, disruptions in logistics, supplier capacity constraints, adverse weather conditions, natural disasters, fire, terrorism or other events. In December 2019, COVID-19 emerged. Because of the shelter-in-place orders and travel restrictions mandated by the Chinese government, the production and sales activities of the Company stopped during 2021, 2022 and 2023, which adversely impacted the Company’s production and sales during that period. Although the production and sales resumed at the end of 2022, the COVID-19 outbreak has had a significant adverse impact on our business and operations during the fiscal year ended December 31, 2022 and 2023. The extent of the future impact of COVID-19 or public health crisis is still highly uncertain and cannot be predicted as of the date of this report. If COVID-19 or other public health crisis further impacts its production and sales, the Company’s financial condition, results of operations, and cash flows could continue to be adversely affected.

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

While we do not anticipate seeking additional financing for the existing operation in the immediate future, any additional equity may result in dilution to the holders of our outstanding shares of capital stock. Additional debt financing may include conditions that would restrict our freedom to operate our business, such as conditions that:

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

Risks Related to Doing Business in China

Accelerating Holding Foreign Companies Accountable Act

On December 18, 2020, the Holding Foreign Companies Accountable Act (“HFCAA”) became law. Among other things, the statute requires the SEC to identify public companies that have retained a registered public accounting firm to issue an audit report where the firm has a branch or office that: (1) is located in a foreign jurisdiction, and (2) the Public Company Accounting Oversight Board (“PCAOB”) has determined that it is unable to inspect or investigate completely because of a position taken by an authority in the foreign jurisdiction.

Under the HFCAA, the PCAOB has the responsibility for determining that it is unable to inspect or investigate completely a registered public accounting firm or a branch or office of such a firm because of a position taken by an authority in a foreign jurisdiction.

The SEC may suspend trading of securities in companies if the PCAOB is unable to inspect an auditor’s records for those foreign companies. However, our Auditor, QI CPA, LLC QI CPA LLC, an independent registered public accounting firm headquartered in the United States, is not included in the determinations made by the PCAOB on December 16, 2021 in the Accelerating Holding Foreign Companies Accountable Act.

Our auditor is subject to PCAOB inspections and has been inspected by the PCAOB on a regular basis. Therefore, although we operate in China, the Accelerating Holding Foreign Companies Accountable Act and related regulations do not apply to our auditor, and trading in our securities will not be affected. If we subsequently change auditors, we will choose another auditor headquartered in the United States.

Because all of our operations are currently in China, our business is subject to the complex and rapidly evolving laws and regulations there. The PRC government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

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

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 25,899,468 issued and outstanding shares of our Common Stock with 21,632,800 held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

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

Recent Sales of Unregistered Securities

On November 6, 2023, Plasma Innovative Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with ESG Inc. (“ESGI”), a Nevada corporation, and the shareholders of ESGI (the “ESGI Shareholders”), whereby One Hundred Percent (100%) of the ownership interest of ESGI was exchanged for 10,432,800 shares of common stock of the Company issued to the ESGI Shareholders. The transaction has been accounted for as a recapitalization of the Company, whereby ESGI is the accounting acquirer.

Immediately after completion of such share exchange, the Company has a total of 25,899,468 issued and outstanding shares, with authorized share capital for common shares of 65,000,000.

Issuer Purchases of Equity Securities

None.

Item 6.

Not required by smaller reporting companies.

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

Cost of Goods Sold

Total cost of goods sold was $5,697,351 and $6,815,844 for the years ended December 31, 2023 and 2022, representing a decrease of $1,118,484 or 16.41%., compared to $6,815,844 for the years ended December 31, 2022. The decrease in the total cost of revenue is primarily due to the increase of production efficiency.

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

Gross Profit

Gross profit for the year ended December 31, 2023 was $1,754,778 compared to $438,802 for the year ended December 31, 2022, which shows a $1,315,976 or 299.90% increase. The increase of gross profit was mainly due to the increase of production efficiency.

Research and Development Expenses

Research and Development expenses were $609,742 and $1,013,665 for the years ended December 31, 2023 and 2022. The Company invested heavily on research and development to improve the quality and quantity of mushrooms. We have 1 invention patent and 15 utility model patents since the inception in 2018. We also cooperated with researcher and development institution on some project in 2022. There were no external research and development expenses in 2023 which mainly caused the decrease of $403,913 or 39.85% on research and development cost in 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to smaller reporting companies.

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

Qi CPA LLC

Valley Stream, New York

April 12, 2024

We have served as the Company’s auditor since 2024.

ESG INC.

Consolidated Balance Sheet

December 31,	2023	2022
Assets
Current Assets
Cash and cash equivalent	342,342	137,610
Restricted cash	-	69,011
Accounts receivable and other receivables	79,221	117,470
Advance to suppliers	166,010	107,863
Advance to suppliers – related party	-	9,133
Inventories	1,651,376	1,127,678
Total Current Assets	2,238,949	1,568,765

Property, plant and equipment, net	18,694,969	20,771,324
Intangible assets, net	3,085,906	3,245,684
Value added tax receivable	2,211,980	2,240,487
Note receivable	41,848	58,858
Total Non-current Assets	24,034,703	26,316,353

Total Assets	26,273,652	27,885,118

Liabilities and Shareholders’ Equity
Current Liabilities
Short-term bank loans	6,904,228	7,248,583
Account payable	1,450,405	1,233,115
Payable to related party	30,000	21,311
Accrued expenses and other current liabilities	2,312,772	2,781,768
Deferred income	1,355,552	1,568,398
Total Current liabilities	12,052,957	12,853,175

Long-term payable	1,423,116	1,464,214
Total Non-current liabilities	1,423,116	1,464,214

Total Liabilities	13,476,073	14,317,389

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Common stock, $0.001 par value, 65,000,000 authorized 25,899,468 issued and outstanding as of December 31,2023 and 2022.	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(430,206)	(148,590)
Accumulated deficit	(1,224,811)	(900,098)
Total Company stockholders’ Equity	9,523,271	10,129,600
Noncontrolling interest	3,274,308	3,438,129
Total Equity	12,797,579	13,567,729

Total Liabilities and Stockholders’ Equity	26,273,652	27,885,118

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

Year ended December 31,	2023	2022

Revenues	$7,452,129	$7,254,646
Cost of goods sold	5,697,351	6,815,844

Gross profit	1,754,778	438,802

Operating expenses
Research and development expense	609,742	1,013,665
Selling expense	2,358	25,710
General and administrative expense	1,352,391	555,079

Total operating expenses	1,964,491	1,594,454

Loss from operations	(209,713)	(1,155,652)

Non-operating income (expense)
Interest expense	(413,165)	(616,069)
Other Income	230,635	748,596

Total non-operating income (expenses), net	(182,530)	132,527

Loss before income taxes	(392,243)	(1,023,125)

Income taxes	-	-

Net loss	(392,243)	(1,023,125)
Less: loss attributable to noncontrolling interest	(67,530)	(250,234)
Net loss to ESG Inc.	(324,713)	(772,891)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	(281,616)	(1,267,833)
Foreign currency translation gain (loss) attributable to noncontrolling interest	(96,291)	(433,499)

Comprehensive loss attributable to the Company	$(606,329)	$(2,040,724)
Comprehensive loss attributable to noncontrolling interest	$(163,821)	$(683,733)

Net loss per share - basic and diluted	$(0.02)	$(0.08)

Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company’s	Noncontrolling
	Share	Amount	capital	(deficit)	income	equity	interest	Total

Balance at December 31, 2021	25,788,356	$25,789	$11,152,388	$(127,207)	$1,119,243	$12,170,213	$4,121,862	$16,292,075
Shares issued at 0.001 par value	111,112	111	-	-	-	111	-	111
Net loss	-	-	-	(772,891)	-	(772,891)	(250,234)	(1,023,125)
Foreign currency translation adjustment	-	-	-	-	(1,267,833)	(1,267,833)	(433,499)	(1,701,332)
Balance at December 31, 2022	25,899,468	25,900	11,152,388	(900,098)	(148,590)	10,129,600	3,438,129	13,567,729
Net loss	-	-	-	(324,713)	-	(324,713)	(67,530)	(392,243)
Foreign currency translation adjustment	-	-	-	-	(281,616)	(281,616)	(96,291)	(377,907)
Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,224,811)	$(430,206)	$9,523,271	$3,274,308	$12,797,579

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the year ended December 31,	2023	2022

Cash flows from operating activities:
Net loss	$(392,243)	$(1,023,125)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,456,990	1,686,537
Changes in assets and liabilities:
Accounts receivable and other receivable	38,249	(70,635)
Advance to suppliers	(49,014)	(208,812)
Advance to suppliers – related party	9,133	-
Inventory	(523,698)	(379,506)
Value added tax receivable	28,507	110,372
Note receivable	17,010	-
Accrued expense and other current liabilities	217,287	104,118
Other payable	(468,996)	(164,667)
Payable to related party	8,689	-
Deferred income	(212,847)	64,219

Net cash provided by operating activities	119,935	118,501

Cash flows from investing activities:
Acquisition of fixed assets	-	(63,198)

Net cash used in investing activities	-	(63,198)

Cash flows from financing activities:
Proceeds from loans	422,708	12,766,084
Payment of loans payable	(767,062)	(12,914,527)

Net cash used in financing activities	(344,354)	(148,443)

Effect of exchange rate changes on cash	360,141	100,716

Net increase (decrease) in cash	135,721	7,576

Cash, beginning of year	206,621	199,045

Cash, end of year	$342,342	$206,621

Supplemental disclosures of cash flow information:
Cash paid for interest	$413,165	$616,069
Cash paid for income tax	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Assets acquisition by assuming debt	$-	$1,499,273
Transfer of prepaid expenditure to fixed assets	$-	$442,272

See accompanying notes to the consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Kennett Square, Pennsylvania, USA, and is a holding company with operations engaged in food production and distribution through our subsidiaries.

ESG Inc. (“ESG”) incorporated ESG China Limited as ESG’s wholly owned subsidiary in Hong Kong on November 18, 2022. ESG China Limited incorporated Hainan ESG Technology Co., Ltd., a China corporation (“Hainan ESG”) with 100% of ownership on January 16, 2023. ESG, ESG China Limited and Hainan ESG have no operations or transactions.

On September 28, 2023, ESG entered into a share exchange agreement with Funan Allied United Farmer Products Co., Ltd., a China corporation incorporated in May 2017 (“AUFP”), and 74.52% of shareholders of AUFP, (each a “Shareholder,” and collectively, the “Shareholders”), through Hainan ESG. Pursuant to such agreement, the Shareholders exchanged their equity of AUFP to Hainan ESG for shares of common stock of ESGI, and ESGI has agreed to offer the ESGI shares. Following this transaction, AUFP became a 74.52% subsidiary of ESGI through Hainan ESG.

Prior to the share exchange, Mr. Zhi Yang owned 30% of AUFP, Fuyang Zhihan Agricultural Information Co. Ltd. (“Zhihan”) owned 24.52% of AUFP and Mr. Chris Alonzo owned 10% of AUFP. ESG, after the share exchange agreement described above is completed, owns 74.52% of AUFP and its subsidiaries, AUM and AUMT in China. Mr. Zhi Yang and “Zhihan” control 83.53% of ESG through DCG China Limited, and Mr. Christopher Alonzo owns 5.4% of ESG.

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

The Board of Directors of the Company voted to change the Company’s fiscal year end to December 31st in order to align it with AUFP. On November 9, 2023, the change to the fiscal year end on August 31, 2023 was filed. On November 22, 2023, Effective November 27, 2023, we filed Form Articles of Merger (the “Articles of Merger”) with the Secretary of the state of Nevada to change our name Plasma Innovative Inc. to ESG Inc. The financial statements of Plasma Innovative Inc., now ESG Inc. were restated on fiscal year end of December 31 for the recapitalization.

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

Commitments

On January 5, 2022, Funan Modern Recycling Agriculture Investment Co., Ltd. (“FMRA”) signed an agreement with AUFP to fund AUFP 115 million RMB ($18.09 million) on the expansion of composting facilities including 6 bunkers and 22 tunnels. According to the agreement, AUFP transfers the land use right of 46,662 square meters which the composting facilities will be constructed on to FMRA and starts to pay rent for 10 years after FMRA delivers the facilities to AUFP legally and in writing. Once Rents and Principal are paid off, FMRA will transfer the land use right and deed back to AUFP. All the costs related to the transfer of land use right are paid by FMRA. The facilities were being in construction at the end of December 31, 2023.

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

NOTE 14: RELATED PARTY TRANSACTIONS

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

NOTE 17: EQUITY

The Company authorized 65,000,000 shares of common stock at par value of $0.001and 10,000,000 shares of preferred stock at par value $0.001. 25,899,468 shares of common stock were issued and outstanding as of December 31, 2023 and 2022, separately. There were no shares of preferred stock issued as of December 31, 2023 and 2022.

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

Zhi Yang has been our Chairman of the Board and Director since inception (July 22, 2021). For the past 5 years, Mr. Yang has been a business consultant and more recently, in 2017, he founded a mushroom growing company in the Peoples Republic of China (PRC). Mr. Yang received an Master Degree in Law from China University of Political Science and Law (PRC) and received a LLM in Law from Temple University. Mr. Yang is a founder of the Company and brings a wide range of business experience to our board of directors.

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

Our Directors have not received monetary compensation since our inception. We currently do not pay any compensation to our Directors serving on our Board of Directors.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
DCG China Limited (1)	21,632,800	83.53%
All Officers and Directors as a Group	21,632,800	83.53%
Chris Alonzo (2)	1,400,000	5.4%
Weiwei Gao (3)	1,4800,000	5.7%
Total	23,032,800	94.63%

(1)	Zhi Yang is considered the beneficial owner of DCG China Limited, and thus has majority voting control over the Company. On May 8, 2024, Mr. Zhi Yang, the Company’s founder and CEO transferred 14,000,000 shares of our common stock held in his name to DCG China Limited, (“DCG”) a company owned by his mother, Xiayun Zhou. Under DCG China Limited, Mr. Yang is a director with voting control over DCG and is considered the beneficial owner of DCG, and therefore no change in control occurred. Prior to the transfer, DCG owned 7,632,800 shares of common stock, and now owns a total of 21,632,800, representing 83.53% of the issued and outstanding shares of common stock.

(2)	Chris Alonzo is a non-affiliate.
(3)	Weiwei Gao is a non-affiliate.
(4)	Unless otherwise specified above, the mailing address for each of the shareholders is 523 School House Road, Kennett Square, PA 19348.

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

Qi CPA LLC is the Company’s current independent registered public accounting firm.

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

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation of Registrant * (incorporated by reference herein to Exhibit 3.1(a) to the Company’s Form 10-K filed with the SEC on November 17, 2022)

3.2	Bylaws of the Registrant * (incorporated by reference herein to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on November 8, 2023)

3.3	Plan of Merger, dated effective as of November 27, 2023, by and between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 1, 2023)

3.4	Form Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 1, 2023)

10.1	Technology Assignment Agreement by and between Plasma Innovative Inc. and Hanliang Shao * (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10-K filed with the SEC on November 17, 2022)

10.2	Financing Agreement with Funan Agricultural Reclining Investment Co. Ltd dated January 5, 2022

10.3	Share Exchange Agreement between ESG Inc. and Funan Allied United Farmer Products Co., Ltd, dated September 28, 2023 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

10.4	Share Exchange Agreement between Plasma Innovative Inc. with ESG Inc. dated November 6, 2023 (incorporated by reference herein to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

99.1	Legal Opinion from PRC counsel Anhui Dongfan Law Firm, dated September 6, 2023 (incorporated by reference herein to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934+Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934+

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

Dated: August 22, 2024