Form 10-Q
period 2024-09-30
ESG Inc.
filed 2024-11-13
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,899,468 common shares issued and outstanding as of September 30, 2024.

ESG INC.

QUARTERLY REPORT ON FORM 10-Q

-i-

Part I. Financial Information

Item 1. Financial Statements (unaudited)

ESG INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (Unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	444,835	342,342
Accounts receivable and other receivables	210,526	79,221
Advance to suppliers	1,208,222	166,010
Inventories	1,869,777	1,651,376
Total Current Assets	3,733,360	2,238,949
Property, plant and equipment, net	17,948,708	18,694,969
Intangible assets, net	3,068,514	3,085,906
Value added tax receivable	2,380,839	2,211,980
Note receivable	-	41,848
Total Non-current Assets	23,398,061	24,034,703
Total Assets	27,131,421	26,273,652
LIABILITIES AND EQUITY
Current Liabilities
Short-term bank loans	6,939,101	6,904,228
Account payable	2,731,467	1,450,405
Payable to related party	-	30,000
Accrued expenses and other liabilities	2,749,583	2,312,772
Deferred income	1,271,088	1,355,552
Total Current Liabilities	13,691,239	12,052,957
Long-term payable	1,334,825	1,423,116
Total Liabilities	15,026,064	13,476,073

Commitments and Contingencies

Shareholders' Equity (Deficit)
Common stock, $0.001 par value, 65,000,000 authorized, 25,899,468 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(435,822)	(430,206)
Accumulated deficit	(1,708,434)	(1,224,811)
Equity Attributable to stockholders of ESG Inc.	9,034,032	9,523,271
Equity attributable to noncontrolling interest	3,071,325	3,274,308
Total Equity	12,105,357	12,797,579
Total Liabilities and Stockholders' Equity	27,131,421	26,273,652

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	2,234,549	518,192	7,122,611	5,959,055
Cost of goods sold	1,725,979	101,859	6,272,487	4,496,465
Gross Profit	508,570	416,333	850,123	1,462,590
Research and development cost	144,582	152,839	404,366	457,306
Selling expenses	2,292	1,263	4,776	1,863
General and administrative expense	239,656	279,953	703,078	876,271
Operating Income	122,041	(17,722)	(262,096)	127,150
Interest (expense)	(125,380)	62,553	(406,985)	(287,134)
Other Income (loss)	(180)	29,652	(15,605)	133,180
Income (loss) before Income Taxes	(3,521)	74,483	(684,686)	(26,804)
Income taxes	-	-	-	-
Consolidated net Income (loss)	(3,521)	74,483	(684,686)	(26,804)
Less: Net income (loss) attributable to noncontrolling interest	(26,218)	28,829	(201,063)	13,337
Net Income (Loss) Attributable to Shareholders of ESG Inc.	22,697	45,654	(483,623)	(40,141)
Other comprehensive items
Foreign currency translation gain (loss) attributable to ESG Inc.	161,997	(191,087)	(5,616)	(562,011)
Foreign currency translation gain (loss) attributable to noncontrolling interest	55,390	(65,336)	(1,920)	(192,165)
Total comprehensive income (loss) attributable to noncontrolling interest	29,173	(36,507)	(202,983)	(602,152)
Total comprehensive Income (loss) Attributable to Shareholders of ESG Inc.	184,693	(145,433)	(489,239)	(178,828)
Net income loss per share - basic and diluted	0.01	(0.01)	(0.02)	(0.01)
Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468	25,899,468	25,899,468

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	Income	equity	interest	Total

Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,224,811)	$(430,206)	$9,523,271	$3,274,308	$12,797,579
Net loss	-	-	-	(587,667)	-	(587,667)	(197,821)	(785,488)
Foreign currency translation adjustment	-	-	-	-	(159,580)	(159,580)	(54,564)	(214,144)
Balance at March 31, 2024	25,899,468	25,900	11,152,388	(1,812,478)	(589,786)	8,776,024	3,021,923	11,797,947
Net income	-	-	-	81,347	-	81,347	22,976	104,323
Foreign currency translation adjustment	-	-	-	-	(8,033)	(8,033)	(2,746)	(10,779)
Balance at June 30, 2024	25,899,468	25,900	11,152,388	(1,731,131)	(597,819)	8,849,338	3,042,153	11,891,491
Net income (loss)	-	-	-	22,697	-	22,697	(26,218)	(3,521)
Foreign currency translation adjustment	-	-	-	-	161,997	161,997	55,390	217,387
Balance at September 30, 2024	25,899,468	$25,900	$11,152,388	$(1,708,434)	$(435,822)	$9,034,032	$3,071,325	$12,105,357
Balance at December 31, 2022	25,899,468	25,900	11,152,388	(900,098)	(148,590)	10,129,600	3,438,129	13,567,729
Net loss	-	-	-	(142,348)	-	(142,348)	(40,100)	(182,448)
Foreign currency translation adjustment	-	-	-	-	43,059	43,059	14,723	57,782
Balance at March 31, 2023	25,899,468	25,900	11,152,388	(1,042,446)	(105,531)	10,030,311	3,412,752	13,443,063
Net income	-	-	-	56,553	-	56,553	24,608	81,161
Foreign currency translation adjustment	-	-	-	-	(413,983)	(413,983)	(141,551)	(555,534)
Balance at June 30, 2023	25,899,468	25,900	11,152,388	(985,893)	(519,514)	9,672,881	3,295,809	12,968,690
Net income	-	-	-	45,654	-	45,654	28,829	74,483
Foreign currency translation adjustment	-	-	-	-	(191,087)	(191,087)	(65,336)	(256,423)
Balance at September 30, 2023	25,899,468	$25,900	$11,152,388	$(940,239)	$(710,601)	$9,527,448	$3,259,302	$12,786,750

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

（Unaudited)

	For The Nine Months Ended
	September 30, 2024	September 30, 2023

Cash flows from operating activities:
Net loss	$(684,686)	$(26,804)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,362,759	1,092,743
Loss on obsolete inventories	201,480	-
Changes in assets and liabilities:
Accounts receivable and other receivable	(131,305)	(140,022)
Advance to suppliers	(1,042,212)	(618,092)
Inventory	(218,401)	459,850
Value added tax receivable	(168,859)	-
Note receivable	41,848	17,010
Accounts payable	1,281,062	274,887
Payable to related party	(30,000)	8,689
Accrued expenses and other payables	436,811	(33,776)
Deferred income	(97,493)	(59,569)
Net cash provided by operating activities	951,005	974,916

Cash flows from investing activities:
Acquisition of fixed assets	(385,337)	-
Net cash used in investing activities	(385,337)	-

Cash flows from financing activities:
Proceeds from loans	427,460	-
Payment of debt	(470,206)	(710,969)
Net cash used in financing activities	(42,746)	(710,969)

Effect of exchange rate changes on cash	(420,429)	(305,480)

Net increase (decrease) in cash	102,493	(41,533)

Cash, beginning of the period	342,342	206,621

Cash, end of the period	$444,835	$165,088

Supplemental disclosures of cash flow information:
Cash paid for interest	$406,985	$287,134
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

ESG Inc. (“ESG”) was incorporated in July 2021 as a Nevada corporation and headquartered at Kennett Square, PA, USA. ESG is a holding company without operations and is engaged in food production and distribution through its subsidiaries.

ESG incorporated ESG China Limited as ESG’s wholly owned subsidiary in Hong Kong on November 18, 2022. ESG China Limited incorporated Hainan ESG Technology Co., Ltd., a China corporation (“Hainan ESG”) with 100% of ownership on January 16, 2023. ESG, ESG China Limited, and Hainan ESG have no operations.

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

AUFP incorporated Anhui Allied United Mushroom Technology Co., Ltd. (“AUMT”) in China in March 2018 to manufacture white button mushroom compost while AUFP incorporated Anhui Allied United Mushroom Co., Ltd. (“AUM”) in China in April 2018 to grow fresh white button mushrooms and provide mushroom growing management services. AUFP, AUMT, and AUM are operating entities in China.

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

Our operating subsidiaries are involved in direct white button mushroom composting, growing, food production, distribution, as well as import and export of Phase III compost and food to strategize. With the core business philosophy to develop and operate sustainable and technology-driven food businesses consistent with the principles of Environmental, Sustainable, and Governance investing, we believe that the growing global demand for sustainable high quality food presents a unique opportunity to operate companies engaged in this critical area that is being paid increasing attention by global investors.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented.

The consolidated financial statements of the Company include the financial statements of the Company and its 74.52% owned subsidiaries in China. All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation. The Equity attributable to minority shareholders who own 25.48% of AUFP and its subsidiaries are non-controlling interest (“NCI”). The NCI were $3,071,325 and $3,274,308 as of September 30, 2024 and December 31, 2023, respectively.

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

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities at the dates of consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting year. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, advances to suppliers, valuation of inventories, useful lives of property, plant, and equipment, and intangible assets.

Cash and cash equivalent

Cash and cash equivalent includes demand deposits with financial institutions that are highly liquid in nature.

Account receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current creditworthiness, and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. As of September 30, 2024 and December 31, 2023, allowance for doubtful accounts was nil  and nil , respectively.

Advances to suppliers, net

Advances to suppliers represent prepayments made to ensure continuous high-quality supplies and favorable purchase prices for premium quality. These advances are settled upon suppliers delivering raw materials to the Company when the transfer of ownership occurs. The Company review its advances to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance. As of September 30, 2024 and December 31, 2023, advance to suppliers was $1,208,222 and $166,010, respectively and allowance for doubtful accounts was nil and nil, respectively.

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

Customer concentration

	For the Three Months Ended September 30, (Unaudited)		For the Nine Months Ended September 30, (Unaudited)
	2024	2023	2024	2023
Customer A	25%	21%	17%	20%
Customer B	37%	-	20%	-
Customer C	19%	-	20%	-
Customer D	16%	-	15%	-
Customer E	-	43%	-	42%

Deferred income

Government grants (sometimes referred to as subsidies, subventions, etc.) are as assistance by government in the form of transfers of resources to an entity in return for past or future compliance with certain conditions relating to the operating activities of the entity. Deferred income consists primarily of government grants related to depreciable assets. Government grants received relating to depreciable assets are recorded as deferred income and recognized in over the life of the related assets. Company records income when receiving a grant which constitutes compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the entity with no future related costs. As of September 30, 2024 and December 31, 2023, deferred income was $1,271,088 and $1,355,552, respectively.

Research and development expenses

Research and development expenses are expensed in the period when incurred. These costs primarily consist of cost of materials used, salaries paid for the Company’s development department, and fees paid to the third parties. The research and development expenses were $144,582 and $152,839 for the three months ended September 30, 2024 and 2023, respectively. The research and development expenses were $404,366 and $457,306 for the nine months ended September 30, 2024 and 2023, respectively.

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

AUFP and its subsidiaries, AUM and AUMT were 25.48% owned by noncontrolling interest and $3,071,325 and $3,274,308 of equity were attributable to noncontrolling interest as of September 30, 2024 and December 31, 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company had net loss of $26,218 and net income of $28,829, respectively, attributable to the noncontrolling interest. The Company had net loss of $201,063 and net income of $13,337, respectively, attributable to the noncontrolling interest for the nine months ended September 30, 2024 and 2023.

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

The exchange rates used to translate amounts in RMB to USD for the purposes of preparing the CFS were as follows:

	September 30, 2024	September 30, 2023	December 31, 2023
Period-end date USD: RMB exchange rate	7.0182	7.2952	7.0797
Average USD for the reporting period: RMB exchange rate	7.1773	7.0327	7.0750

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

NOTE 3- GOING CONCERN

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. At September 30, 2024, the Company had negative working capital of $9,957,879. The Company had an accumulated deficit of approximately $1,708,434 and $1,224,811 as of September 30, 2024 and December 31, 2023, respectively. For nine month ended September 30, 2024, the Company had losses of $684,686 and $26,804, respectively. These factors among others raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

To enhance our ability to continue to operate, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. Currently, we are increasing our production capacity to generate more revenues and decrease unit cost.

NOTE 4- ACCOUNT RECEIVABLE AND OTHER RECEIVABLES

Account receivable and other receivable consisted of the following:

	September 30, 2024 (Unaudited)	December 31, 2023
Accounts receivable	$106,267	$-
Other receivable	104,259	79,221
Total	$210,526	$79,221

NOTE 5- PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment:

	September 30, 2024 (Unaudited)	December 31, 2023
Buildings and improvements	$16,459,599	$16,276,614
Machinery, equipment and vehicle fleet	9,079,406	8,597,430
Construction in progress	21,926	21,682
Property, plant and equipment - cost	25,560,931	24,895,726
Less: Accumulated depreciation	(7,612,223)	(6,200,757)
Property, plant and equipment - net	$17,948,708	$18,694,969

For the three months ended September 30, 2024 and 2023, depreciation expenses were $444,538 and $364,247, respectively. For the nine months ended September 30, 2024 and 2023, depreciation expenses were $1,312,054 and $1,040,765, respectively.

NOTE 6- INVENTORIES

Inventories consisted of the following:

	September 30,
	2024	December 31,
	(Unaudited)	2023
Raw materials	$1,733,520	$1,516,634
Finished goods	-	-
Work in progress - compost	91,342	90,326
- growing mushrooms	44,915	44,416
Total	$1,869,777	$1,651,376

NOTE 7- INTANGIBLE ASSETS

Intangible assets are stated at cost or acquisition-date fair value less accumulated amortization and consist of the following:

	September 30, 2024 (Unaudited)	December 31, 2023
Land use right	$3,365,401	$3,327,987
Software	7,787	7,701
Patent	7,124	7,045
Subtotal	3,380,313	3,342,733
Less: Accumulated amortization	(311,799)	(256,827)
Total	$3,068,514	$3,085,906

Amortization expenses were $18,288 and $17,594, respectively for the three months ended September 30, 2024 and 2023, respectively, $50,705 and $51,978 for the nine months ended September 30, 2024 and 2023, respectively.

Estimated future amortization expense is as follows as of September 30, 2024:

Years ending December 31,	Amortization expense
2024	73,151
2025	73,151
2026	73,151
2027	73,151
2028	73,151
Thereafter	2,702,759
Total	3,068,514

NOTE 8- BANK LOANS

Short-term bank loans consisted of the following:

	September 30, 2024 (unaudited)	Interest rate	Due date	December 31, 2023	Interest rate	Due date
Agricultural Bank of China Funan Branch	$812,174.06	4.50%	4/06/25	$845,416	3.70%	4/10/24
Anhui Funan Rural Commercial Bank	1,994,813	5.60%	12/22/24	1,972,637	5.90%	12/22/24
Anhui Funan Rural Commercial Bank	854,920	5.60%	3/28/25	1,409,026	5.90%	3/28/24
Anhui Funan Rural Commercial Bank	1,424,867	5.60%	1/25/25	845,416	5.90%	1/25/24
Industrial and Commercial Bank of China, Funan (1)	712,433	3.45%	10/12/24	704,513	3.45%	10/12/24
Bank of China Funan Branch (2)	1,139,893	3.60%	3/13/25	1,127,220	3.60%	3/13/25
Total	$6,939,101	-	-	$6,904,228	-	-

(1) $712,433 and $704,513 of loans from Industrial and Commercial Bank of China, Funan were pledged by fixed assets as of September 30, 2024 and December 31, 2023, respectively.

(2) $1,139,893 and $1,127,220 of loans from Bank of China were pledged by fixed assets as of September 30, 2024 and December 31, 2023, respectively.

NOTE 9- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31,
	(Unaudited)	2023

Advances from customers	$120,674	$63,867
Salary payable	105,099	181,950
Tax payable	13,951	16,131
Other payable	2,509,859	2,050,824
Total	$2,749,583	$2,312,772

Other payable was primarily comprised of loans from non-bank institutions and deposit from customers. Loans included $284,973 and $281,805 from Funan Agricultural Investment Co. Ltd as of September 30, 2024 and December 31, 2023, respectively and $1,424,867 and $1,409,026 from Funan Small Business financing service center as of September 30, 2024 and December 31, 2023, respectively.

NOTE 10- VALUE ADDED TAX RECEIVABLE

Selling merchandise in China is generally subject to the value-added tax (“VAT”). The Company and its subsidiaries’ primary operations are classified as agriculture products and its revenue is exempt from VAT and income tax. The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). VAT input was primarily due to purchase of property, plant and equipment. As of September 30, 2024 and December 31, 2023, VAT input was $2,380,839 and $2,211,980, respectively. VAT input can deduct VAT output or be refunded when selling non-exempt goods. Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their value-added tax are exempted. The Company plans to produce processed mushrooms in the near future to utilize VAT input to offset VAT output.

NOTE 11- ASSET ACQUISITION

On May 11, 2021, Anhui Allied United Mushroom Co., Ltd. signed the Agreement (“Agreement”) with Suhua Yang and Hao Yan, the owners of Funan Zhihua Mushroom Co., Ltd. (“Target Company”). As the consideration of transferring 100% equity of Target Company, AUM would pay Shareholders with $2,151,383 (RMB 14,840,028), which is $25,612 (RMB176,667) per month for 84 months at the end of each month after the delivery of the growing rooms. Target Company was dissolved after the asset acquisition.

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

On December 2, 2022, Liu Pengpeng filed a lawsuit against AUFP for $66,066. Liu Pengpeng signed a contract with AUFP on installation work and drainage construction. Liu Pengpeng breached the contract and failed to complete the construction work on time which caused a loss to AUFP. On July 7, 2023, Liu Pengpeng withdrew the lawsuit. On November 20, 2023, Liu Pengpeng filed a lawsuit for the same claim. The lawsuit was settled in September, 2024.

NOTE 13-  OTHER INCOME (LOSS)

Other income (loss) consists of incomes from government grants and losses from obsolete inventory write-offs:

	For the three months ended September 30, (Unaudited)		For the nine months ended September 30, (Unaudited)
	2024	2023	2024	2023
Asset-based grant	$29,084	29,652	$97,493	133,180
Income-based grant	-	-	88,382	-
Total income from government grants	29,084	29,652	185,875	133,180
Loss on obsolete inventory write off	(29,264)	-	(201,480)	-
Other income (loss)	$(180)	29,652	$(15,605)	133,180

NOTE 14- INCOME TAXES

The Company recorded no income taxes for the three and nine months ended September 30, 2024 and 2023. Net income and net loss were not offset among the operating subsidiaries. Net income of $584,785 and $563,375 were exempt from income tax for the three months ended September 2024 and 2023, respectively. Net income of $1,131,025 and $1,647,017 were exempt from income tax for the nine months ended September 30, 2024 and 2023, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2024 and 2023:

	For the three months ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
US federal statutory rates	-21%	-21%
Tax rate difference between PRC and U.S.	-4%	-4%
Effect of income tax exemption on certain income	-141%	-170%
Change in valuation allowance	166%	195%
Effective tax rate	$-	$-

	For the nine months ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
US federal statutory rates	(21%)	(21%)
Tax rate difference between PRC and U.S.	(4%)	(4%)
Effect of income tax exemption on certain income	(29%)	(1206%)
Change in valuation allowance	54%	1231%
Effective tax rate	$-	$-

The provision for income tax expense (benefit) for the nine months ended September 30, 2024 and 2023 consisted of the following:

	For the nine months ended
	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Income tax expense - current	$-	$-
Income tax benefit -deferred	(374,704)	(371,072)
Increase in valuation allowance	374,704	371,072
Total income tax expense	$-	$-

	September, 30, 2024 (Unaudited)	December 31, 2023
Deferred tax asset
Net operating loss	$(2,905,848)	$(2,531,144)
Less: valuation allowance	2,905,848	2,531,144
Net deferred tax asset	$-	$-

NOTE 15- RELATED PARTY TRANSACTION

On October 22, 2022, Mr. Zhi Yang, the Company founder and CEO subscribed 12 million shares of common stock. Mr. Yang paid $30,000 for the 12,000,000 shares of ESG Inc. stock. The subscription was canceled on September 28, 2023, and the capital received were payable to Mr. Yang. The payable was paid off on February 5, 2024.

NOTE 16- EQUITY

The Company authorized 65,000,000 shares of common stock at par value of $0.001 and 10,000,000 shares of preferred stock at par value $0.001. 25,899,468 shares of common stock were issued and outstanding as of September 30, 2024 and December 31, 2023. There were no preferred stock were issued as of September 30, 2024 and December 31, 2023.

NOTE 17- SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OPERATIONS REVIEW

Net Operating Revenues

Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

During the three months ended September 30, 2024, net operating revenues were $122,041, compared to net loss of $17,722 during the three months ended September 30, 2023, an increase of $139,763 or 789%.

Nine Months Ended September 30, 2024 versus nine Months Ended September 30, 2023

During the nine months ended September 30 2024, net operating loss was $262,096, compared to $127,150 of net operating income during the nine months ended September 30, 2023, a decrease of $389,246, or 306%.

The decrease was due to the testing of expanded facility. After the expansion of triple capacity is completed, the Company started testing the expanded facility. From late July the expansion operates at 3 times of the capacity in 2023. We passed the testing phase this quarter and We expect the revenue and gross profit margin will increase in the fourth quarter.

Gross Profit Margin

Gross profit margin is a ratio calculated by dividing gross profit by net operating revenues. Our gross profit margin increased to 22.76% for the three months ended September 30, 2024, compared to 80.34% for the three months ended September 30, 2023. Our gross profit margin decreased to 11.94% for the nine months ended September 30, 2024, compared to 24.54% for the nine months ended September 30, 2023. The decrease was primarily due to the testing phase of expansion facility. We expect commodity costs to have a favorable impact on our gross profit margin during the fourth quart of 2024 after the expansion operation testing phases out and reaches its full capacity.

Research and Development Expenses

During the three months ended September 30, 2024, Research and development expenses decreased $8,257, or 5.40%, compared to $416,333 for the three months ended September 30, 2023. During the nine months ended September 30, 2024, Research and development expenses decreased $52,940, or 11.58%, compared to $457,306 for the nine months ended September 30, 2023. The difference was mainly due to the increase of currency exchange rate used to translate financial statements.

Selling, General Administrative Expenses

During the three months ended September, 2024, selling expenses increased $1,029, or 81.45%, compared to $1,263 for the three months ended September 30, 2023. During the three months ended September 30, 2024, general and administrative expenses decreased $40,297, or 14.39%, compared to $279,953 for the three months ended September 30, 2023. During the nine months ended September 30, 2024, selling expenses increased $2,913, or 156%, compared to $1,863, general and administrative expenses decreased $173,193, or 19.77%, compared to $876,271 for the nine months ended September 30, 2023. The decrease was mainly due to the decrease of professional fee and the fluctuation of foreign currency exchange rate.

Interest Expense

During the three months ended September 30, 2024, interest expense was decreased $187,933 or 300%, compared to negative $62,533 during the three months ended September 30, 2023. Negative $62,533 of interest expense was due to the interest forgiveness by the loaner during the three months ended September 30, 2023. During the nine months ended September 30, 2024, interest expenses were decreased $119,851, or 41.74%, compared to $287,134 during the nine months ended September 30, 2023. The decrease was primarily due to the impact of the reduce of loans and interest forgiveness.

Other income (loss)

During the three months ended September 30, 2024, other loss was $180, compared to $29,652 of net income during the three months ended September 30, 2023, a decrease of $29,832, or 101%. During the nine months ended September 30, 2024, other loss was $15,605, compared to $133,180 of net income during the nine months ended September 30, 2023. The decrease was mainly due to $29,246 and $201,480 of raw material write-off during the three and nine months ended September 30, 2024, respectively.

Income Taxes

The Company recorded no income taxes during the three and nine months ended September 30, 2024 and 2023, respectively.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Cash Flows from Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2024 and 2023 was $951,005 and $974,916, respectively, a decrease of $23,911, or 2.45%. This decrease was primarily due to the decrease of revenue.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 and 2023 was $385,337 and $0, respectively. The increase was due to the purchase of production machine.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2024 and 2023 was $42,746 and $710,969, respectively. The Company made debt payment of $470,206 and borrowed $427,460 during the nine months ended September 30, 2024. The Company paid off $710,969 of debt during the nine months ended September 30, 2023.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2024 and 2023, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the three months ended September 30, 2024, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 2, 2022, Liu Pengpeng filed a lawsuit against AUFP for $66,066. Liu Pengpeng signed a contract with AUFP on installation work and drainage construction. Liu Pengpeng breached the contract and failed to complete the construction work on time which caused a loss to AUFP. On July 7, 2023, Liu Pengpeng withdrew the lawsuit. On November 20, 2023, Liu Pengpeng filed a lawsuit for the same claim. The lawsuit was settled in September, 2024.

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

ESG INC.

Date: November 13, 2024	By:	/s/ Zhi Yang
	Name:	Zhi Yang
	Title:	President and CEO
(Principal Executive, Financial and Accounting Officer)