Form 10-K
period 2024-12-31
ESG Inc.
filed 2025-04-15
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56532

ESG INC.

(Exact name of small business issuer as specified in its charter)

Nevada	87-1918342
(State or other jurisdiction of	(I.R.S. employer
incorporation or formation)	Identification No.)

433 East Hillendale Road

Chadds Ford, PA 19317

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter was $35,077,567.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,899,468 common shares issued and outstanding as of December 31, 2024.

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

Immediately after completion of such share exchange, the Company has 65,000,000 authorized shares of common stock and a total of 25,899,468 issued and outstanding shares of common stock.

On November 22, 2023, Plasma Innovative Inc. filed Articles of Merger with the State of Nevada to merge ESG Inc. into Plasma Innovative Inc. Plasma Innovative Inc. was the surviving entity with its name changed into ESG Inc.

Effective February 23, 2024 upon approval from FINRA, the Company’s name was changed from Plasma Innovative Inc. to ESG Inc., and its trading symbol was changed from PMIN to ESGH.

Business Overview

ESG Inc. (“ESGI”) was incorporated in October 2022 as a Nevada holding corporation and is headquartered at Kennett Square, PA and develops and operates sustainable plant-based ingredients and food production and distribution with the planned expansion into the food related business with the substantial experience of its management team, including experience and relationships in the industry of mushroom, agriculture and food in the world and the capital markets in the States.

On September 28, 2023, ESG Inc. (“ESGI”) entered into a share exchange agreement with Funan Allied United Farmer Products Co., Ltd., a China corporation (“AUFP”), the shareholders of AUFP, (each a “Shareholder,” and collectively, the “Shareholders”), and Hainan ESG Technology Co., Ltd., a China corporation (“Hainan ESG”). Pursuant to such agreement, the Shareholders exchanged their equity of AUFP to Hainan ESG for shares of common stock of ESGI, and ESGI has agreed to offer the ESGI shares. Following this transaction, AUFP became a 74.52% subsidiary of ESGI through Hainan ESG.

Neither the Company nor ESGI are Chinese operating companies. They are Nevada holding companies that operate business through Funan Allied United Farmer Products Co., Ltd., which owns Anhui Allied United Mushroom Technology Co., Ltd. and Anhui Allied United Mushroom Co., Ltd., all of whom are Chinese operating companies.

The Company exercises control over the operations of its subsidiaries. On February 17, 2023, the China Securities Regulatory Commission, or CSRC, issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. We have not sought CSRC approval by relying on the legal opinion attached hereto as Exhibit 99.1.

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

ESG the Driving Force behind the Company

ESG’s core business philosophy is to develop and operate sustainable and technology-driving food related businesses consistent with the principles of Environmental, Sustainable and Governance investing.

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

Currently, AUFP owns approximately 56 acres of industrial land use rights and built bunkers, tunnels and growing facilities, totaling approximately 300,000 square feet, with fresh white button mushrooms capacity of 7,300 tons per year and production capacity to 90,000 tons of Phase IIII compost per year, of which two-thirds are planned to be sold to third party’s farms.

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

Anhui Allied United Mushroom Technology Co., Ltd.

Anhui Allied United Mushroom Technology Co., Ltd. (“AUMT”) was created in China in March 2018, to manufacture white button mushroom compost.

White button mushroom compost is a unique living organism. It varies according to the environment where it is produced. Making mushroom compost is a complex process that AUMT has been perfecting. AUMT uses the art of the state phase III composting process to make compost under the supervision of a team of specialists, taking raw materials from the local area, for our own farms and other mushroom growers.

Phase III composting process is composed of:

Phase I: Bales of straw are mixed with animal manure, water and gypsum. When mixed, the material is filled into large aerated concrete vessels, called bunkers. During this phase the compost reaches temperatures of 80 degrees Celsius. After 10–13 days the Phase I process is completed, ready for the Phase II process to begin.

Phase II: The material is removed from the bunkers and filled into closed tunnels, where we monitor and control a series of temperature changes – the most important of which is pasteurization. Pasteurization helps remove any unwanted organisms from the compost. The next and most important stage of Phase II is the conditioning of the compost. This means that microbes convert ammonia and amines into protein. Phase II takes approximately 10 days. The climate controlled “tunnel” heats the compost to 58 degrees Celsius for pasteurization and then conditions it at 48 degrees Celsius.

Phase III: Once the Phase II process is completed, the compost is cooled and removed from the Phase 2 tunnels. Mushroom spawn is added and the compost is then refilled into Phase III tunnels. Spawn is usually made with rye or millet grain that has been sterilized and inoculated with mushroom tissue (mycelium). This Phase III incubation process takes 17-19 days. During this time mycelium grows throughout the substrate. After the 17-19 days incubation period, the Phase III compost is loaded into specially designed trucks for transport to the growing facility.

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

From the fourth quarter of 2024, AUFP began its processing business by drying, milling, mixing and packing of off-grade mushroom and mushroom stems into mushroom seasoning powder. All of processed mushroom seasoning powder is exclusively for export according to the signed sale contract.

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

Employees

We currently have around 20 full-time management employees and 60 full-time operating workers along with around 145 part time harvesters and runners.

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

Our key customers in fiscal year 2024 were distributor in Hefei China and processor in Fujian province China. If we cannot maintain long-term relationships with these major customers, the loss of our sales to them could have an adverse effect on our business, financial condition and results of operations. There can be no assurance that we will maintain or improve the relationships with these customers, or that we will be able to continue to supply these customers at current levels or at all. In addition, having a relatively small number of customers/distributors may cause our quarterly results to be inconsistent, depending upon these customers’ daily capacity to sell.

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

Our primary business activities have historically focused on fresh white button mushrooms products although we began a fresh mushroom processing business in the fourth quarter of 2024. Because our focus has historically been limited in this way, any risk affecting the fresh mushrooms industry or consumers’ desire for fresh mushrooms products could disproportionately affect our business. To enhance our ability to continue to operate, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. On December 31, 2022, AUM, a subsidiary of ESG acquired 12 mushroom houses by assuming debt. The new operations further increase the production of mushrooms and reduce fixed cost per unit to reach the scale effect of economics. On January 5, 2022, Funan Agricultural Reclining Investment Co. Ltd signed an agreement to fund $18.09 million by 10-year debt financing for the expansion of composting facilities, which will further generate revenue on compost sales with a higher profit margin. In 2024, we improved efficiency with current facilities, the revenue of fresh mushroom reached USD 5.86 million and the processing revenue of fresh mushroom reached USD 3.94 million, respectfully; on the other side, we were expanding our composting facilities to generate compost sale revenue of USD 2.88 million in 2024.

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

We would cease to be an emerging growth company upon the earliest of:

-	the first fiscal year following the fifth anniversary of the filing of Form S-1;
-	the first fiscal year after our annual gross revenues are $2 billion or more;
-	the date on which we have, during the previous three-year period, issued more than $2 billion in non-convertible debt securities; or
-	as of the end of any fiscal year in which the market value of our Common Stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

Risks Related to Doing Business in China

Because all of our operations are in China currently, our business is subject to the complex and rapidly evolving laws and regulations there. The PRC government may exercise significant oversight and discretion over the conduct of our business and may intervene in or influence our operations at any time, which could result in a material change in our operations and/or the value of our common stock.

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

Rule 144 Risks

Sales of our Common Stock under Rule 144 could reduce the price of our stock. There are 18,273,910 issued and outstanding shares of our Common Stock held by affiliates that Rule 144 of the Securities Act defines as restricted securities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. In fiscal year 2024, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Item 2. Properties

The Company does not own any real property. Our corporate offices are located at 433 East Hillendale Road, Chadds Ford, Pennsylvania, 19317. The lease began on January 1, 2025, is month to month and is rent free. The principal of the lessor is a business associate of Mr. Yang, our CEO. The Company’s Chinese subsidiaries, AUFP, AUM, and AUMT, operate from a 407,119 square foot facility in Anhui, China that consists of 17,990 square feet of dormitory and cafeteria space, with the balance divided into production and auxiliary facilities for button mushroom composting, growing, and processing.

Item 3. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Recent Sales of Unregistered Securities

On November 6, 2023, Plasma Innovative Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with ESGI and the ESGI Shareholders, Under the Share Exchange Agreement, One Hundred Percent (100%) of the ownership interest of ESGI was exchanged for 10,432,800 shares of common stock of the Company issued to the ESGI Shareholders The former stockholders of ESGI acquired a majority of the issued and outstanding common stock following the share exchange transaction, when combined with their previous holdings. The transaction has been accounted for as a recapitalization of the Company, whereby ESGI. is the accounting acquirer.

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

Overview

ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Kennett Square, Pennsylvania, USA, and is a holding company to develop and operate sustainable plant based ingredients and food production and distribution with the planned expansion into the food related business with the substantial experience of its management team, the board of directors including expertise and relationships in the industry of mushroom, agriculture and food in the world and the capital markets in the States.

With the core business philosophy to develop and operate sustainable and technology driving food related businesses consistent with the principles of Environmental, Sustainable and Governance investing, ESG is devoting to contribute on feeding the world by growing, processing and distributing plant-based food ingredients mainly from all kinds of mushrooms.

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

The primary operational goals are to feed the world by providing quality and safe food. Specifically, ESG currently has capacity to produce 90,000 tons of Phase III compost yearly and more than 7300 tons of fresh white button mushroom yearly separately by operating composting facility including 9 bunkers and 31 tunnels and growing facility of 36 rooms.

Processing mushrooms including but not limited to button mushroom is a brand-new product line by cooperating with trade houses in and out of China. The class of processed mushroom is mushroom seasoning powder from white button off-grade mushroom and mushroom stem currently. The middle class of processed mushroom is instant mushroom and vegetable snacks, which are being manufactured with sample by working with third party manufacturers. Advanced class of processed mushroom is mushroom supplement and mushroom mycelium based meat alternative, animal leather alternative and industrial materials, which is still at the early stage of discussion with research institutions.

As a holding entity, ESG will continue to work with gourmet food experts in the United States and Europe to pick up other plant-based food and ingredients to standardize and franchise its production and distribution in Asian and Pacific area.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements, including the notes thereto. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates. We do not consider any of our policies or estimates to be critical.

Management believes its application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are periodically reevaluated, and adjustments are made when facts and circumstances dictate a change.

Revenue Recognition

Revenue is generated by selling fresh mushroom, phase III compost and mushroom powder seasoning. We recognize product revenues from customers following a five-step model, which requires us to exercise judgment when considering the terms of contracts and includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied, which occurs when our products are delivered to customers. We do not allow sales returns or exchanges.

Recent Accounting Standards

From time to time, new accounting pronouncements are issued by the FASB or other standard-setting bodies and adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards will not have a material impact on its financial position or results of operations upon adoption.

Results of Operations

Comparison of the years ending December 31, 2024 and 2023

Net Operating Revenues

The net operating revenue were $12,682,330 for the year ended December 31, 2024, compared to $7,452,129 of net operating revenues for the year ended December 31, 2023, an increase of $5,230,201, or 70.2%.

The increase was due to the expanded capacity and sale on Phase III compost as well as the production and export sale of the seasoning powder from the processed mushroom.

Cost of goods sold

Cost of goods sold was $9,134,997 for the year ended December 31, 2024, compared to $5,697,351 of cost of goods sold for the year ended December 31, 2023, an increase of $3,437,646 or 60.3%.

The expansion of triple capacity completed, and the Company underwent operational testing of the expanded facility in 2024. The increase was due to the increased input for the expanded capacity along with the increase in sales.

Gross Profit Margin

Gross profit margin is a ratio calculated by dividing gross profit by net operating revenues. Our gross profit margin increased to 28.0% for the year ended December 31, 2024, compared to 23.5% for the year ended December 31, 2023. The increase was primarily due to the increase of scale margin from the expansion of capacity. Fixed costs such as depreciation expense spread over more products along with the expanded production scale resulted in a decrease in unit cost.

Research and Development expenses

During the year ended December 31, 2024, Research and development expenses increased $99,012, or 16.2% versus the prior year. In 2024, Research and development input increased.

Selling, General and Administrative Expenses

For the year ended December 31, 2024, selling, general and administrative expenses decreased $203,822, or 15.0% versus the prior year. The decrease in administrative expenses was mainly due to cutting expenditures and improving efficiency.

Interest Expense

For the year ended December 31, 2024, interest expense was $653,114, compared to $413,165 for the year ended December 31, 2023, an increase of $239,949, or 58.1%. The increases were primarily due to the impact of interest accrued from loans and asset acquisition in 2024. (Refer to Note 12 – ASSET ACQUISITION)

Other Income and Loss

Net income was $213,315 for the year ended December 31, 2024 compared to $230,635 for the year ended December 31, 2023, an decrease of $17,320, or 7.5%. The decrease in other income was primarily due to the decrease of government grants.

Income Taxes

The Company recorded no income taxes for the year ended December 31, 2024, and 2023, respectively. AUM and AUMT are exempt from income tax and AUFP had operating loss for the year ended December 31, 2024 and 2023.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2024 and 2023 was $1,546,524 and $119,934, respectively, an increase of $1,426,588 or 1189.5%. This increase was primarily due to the increase of revenue.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 and 2023 were $685,056 and $0, respectively. The Company purchased $685,056 of machinery equipment for the year ended December 31, 2024.

Cash Flows from Financing Activities

Net cash used in financing activities were $1,031,380 and $344,354, respectively for the year ended December 31, 2024 and 2023. The Company made payments of debts of $8,010,030 and long-term payable of $293,064, borrowed $7,271,714 of loans for the year ended December 31, 2024, comparing to $7,045,131 of loan and $7,389,485 of payment made for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2024 and December 31, 2023, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations

Our long-term debt obligations as of December 31, 2024 were $1,095,690. $152,550 was included in accrued expenses and other current labilities as current portion of long-term liabilities and expected to be paid within 12 months. Our long-term debt obligation are related to assets acquisition. See Note 11 Assets Acquisition and Long-term Payable, to the consolidated financial statements included in Part II, Item 8, Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Items 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ESG Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESG Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operation and comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As described in Note 3 to the financial statements, the Company had limited cash and had working capital deficiency of $6,835,342 as of December 31, 2024. These factors, among others, raise the substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the financial statements. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2025.

Hackensack, New Jersey

April 15, 2025

PCAOB ID Number 273

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of ESG, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ESG, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of ESG, Inc. as of December 31, 2023 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

Qi CPA LLC

Valley Stream, New York

April 12, 2024

We have served as the Company’s auditor since 2024.

ESG INC.

Consolidated Balance Sheets

December 31,	2024	2023
Assets
Current Assets
Cash	$110,343	$342,342
Restricted cash	56,398	-
Accounts receivable	2,917,093	-
Inventories	2,906,383	1,651,376
Other receivables	245,232	79,221
Advance to suppliers	736,094	166,010
Total Current Assets	6,971,543	2,238,949

Property, plant and equipment, net	17,184,192	18,694,969
Intangible assets, net	2,934,213	3,085,906
Value added tax receivable	2,704,109	2,211,980
Notes receivable	-	41,848
Total Non-current Assets	22,822,514	24,034,703

Total Assets	$29,794,057	$26,273,652

Liabilities and Stockholders’ Equity
Current Liabilities
Short-term bank loans	$5,988,024	$6,904,228
Account payables	4,604,011	1,300,676
Accrued expenses and other current liabilities	3,092,953	2,312,772
Payable to related party	-	30,000
Deferred income, current	121,897	125,345
Total Current liabilities	13,806,885	10,673,021

Deferred income	1,073,487	1,230,207
Long-term payable	1,095,690	1,423,116
Total Non-current liabilities	2,169,177	2,653,323

Total Liabilities	15,976,062	13,326,344

Commitments and Contingencies

Shareholders' Equity
Common stock, $0.001 par value, 65,000,000 shares authorized, 25,899,468 shares issued and outstanding, respectively	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(711,270)	(430,206)
Accumulated deficit	(168,600)	(1,113,233)
Total Company stockholders' Equity	10,298,418	9,634,849
Noncontrolling interest	3,519,577	3,312,459
Total Stockholders’ Equity	13,817,995	12,947,308

Total Liabilities and Stockholders' Equity	$29,794,057	$26,273,652

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Year ended December 31,	2024	2023

Revenues	$12,682,330	$7,452,129
Cost of goods sold	9,134,997	5,697,351

Gross profit	3,547,333	1,754,778

Operating expenses
Selling, general and administrative expense	1,150,927	1,354,749
Research and development expenses	708,754	609,742

Total operating expenses	1,859,681	1,964,491

Income (Loss) from operations	1,687,652	(209,713)

Non-operating income (expense)
Interest expense	(653,114)	(413,165)
Other Income	213,315	230,635

Total non-operating expenses, net	(439,799)	(182,530)

Income (Loss) before income taxes	1,247,853	(392,243)

Income taxes	-	-

Net income (loss)	1,247,853	(392,243)
Less: income (loss) attributable to noncontrolling interest	303,220	(67,530)
Net income (loss) to ESG Inc.	$944,633	$(324,713)

Other comprehensive item
Foreign currency translation loss attributable to ESG Inc.	(281,064)	(281,616)
Foreign currency translation loss attributable to noncontrolling interest	(96,102)	(96,291)

Comprehensive income (loss) attributable to ESG Inc.	663,569	(606,329)
Comprehensive income (loss) attributable to noncontrolling interest	207,118	(163,821)

Net income (loss) per share - basic and diluted	$0.04	$(0.02)

Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	income	equity	interest	Total
Balance at December 31, 2022	25,899,468	$25,900	$11,152,388	$(788,520)	$(148,590)	$10,241,178	$3,476,280	$13,717,458
Net loss	-	-	-	(324,713)	-	(324,713)	(67,530)	(392,243)
Foreign currency translation loss	-	-	-	-	(281,616)	(281,616)	(96,291)	(377,907)
Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,113,233)	$(430,206)	$9,634,849	$3,312,459	$12,947,308
Net income	-	-	-	944,633	-	944,633	303,220	1,247,853
Foreign currency translation loss	-	-	-	-	(281,064)	(281,064)	(96,102)	(377,166)
Balance at December 31, 2024	25,899,468	$25,900	$11,152,388	$(168,600)	$(711,270)	$10,298,418	$3,519,577	$13,817,995

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,	2024	2023

Cash flows from operating activities:
Net income (loss)	$1,247,853	$(392,243)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,765,929	1,456,990
Changes in assets and liabilities:
Accounts receivable	(2,965,613)	-
Other receivables	(170,988)	38,249
Advance to suppliers	(584,210)	(58,147)
Advance to suppliers - related party	-	9,133
Inventory	(1,322,075)	(523,698)
Value added tax receivable	(562,189)	28,507
Notes receivable	41,374	17,010
Account payables	3,423,166	217,287
Oher payables	828,191	(468,996)
Payable to related party	(30,000)	8,689
Deferred income	(124,914)	(212,847)

Net cash provided by operating activities	1,546,524	119,934

Cash flows from investing activities:
Acquisition of fixed assets	(685,056)	-

Net cash used in investing activities	(685,056)	-

Cash flows from financing activities:
Proceeds from bank loans	7,271,714	7,045,131
Repayments of bank loans	(8,010,030)	(7,389,485)
Payments of long term payable	(293,064)	-

Net cash used in financing activities	(1,031,380)	(344,354)

Effect of exchange rate changes on cash and restricted cash	(5,688)	360,141

Net (decrease) increase in cash and restricted cash	(175,601)	135,721

Cash, beginning of year	342,342	206,621

Cash and restricted cash, end of year	$166,741	$342,342

Supplemental disclosures of cash flow information:
Cash paid for interest	$331,989	$413,165
Cash paid for income tax	$-	$-

See accompanying notes to the consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Plasma Innovative Inc., now ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Kennett Square, Pennsylvania, USA, and is a holding company with operations through our subsidiaries in China. Our operating subsidiaries are involved in direct white button mushroom, composting, growing, food production and distribution.

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

Since the Company is effectively controlled by the same controlling shareholders before and after the share exchange agreement, it is considered under common control. Therefore the above mentioned transactions were accounted for as recapitalization. The recapitalization has been accounted for at historical cost and prepared on the basis as if the aforementioned transactions had become effective as of the beginning of the first period presented in the accompanying financial statements of the Company.

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

The consolidated financial statements of the Company include the financial statements of the Company, its wholly owned subsidiaries and its 74.52% owned subsidiaries in China. All inter-company transactions and balances between the Company and its subsidiaries have been eliminated upon consolidation.

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

Research and development (“R&D”)

R&D costs may be incurred by performing R&D directly, contracting with another party to perform R&D activities. R&D costs are accounted for in accordance with ASC 730, Research and Development. All R&D costs are recognized as an expense when incurred.

Cash and restricted cash

Cash includes demand deposits with financial institutions that are highly liquid in nature with original maturities of three months or less, which are unrestricted as to withdrawal and use. Restricted cash includes any cash that is legally restricted as to withdrawal or usage.

Account receivable

Accounts receivable are recorded at the invoiced amount and presented net of an allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for estimated losses. The Company reviews its accounts receivable on a periodic basis and makes general and specific allowance when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, customer’s payment history, its current creditworthiness and current economic trends. Accounts are written off after efforts at collection prove unsuccessful. As of December 31, 2024 and 2023, allowance for doubtful accounts was nil and nil , respectively.

Advances to suppliers, net

Advances to suppliers represent prepayments made to suppliers and vendors. These advances are settled upon suppliers delivering raw materials to the Company or services performed. The Company review its advances to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance. As of December 31, 2024 and 2023, allowance for doubtful accounts was nil and nil, respectively.

Inventory

Inventory is comprised primarily of raw materials, work-in-progress and finished goods. Inventory amounts are stated at the lower of cost or net realizable value and reported in net of allowances. Inventories are reviewed periodically for obsolescence and slow-moving items. When necessary, a provision is made for obsolete or slow-moving inventory based on an assessment of the inventory's age and marketability. Write-downs to net realizable value are charged to cost of goods sold in the period in which the inventory is identified as being impaired.

Cost of goods sold

Cost of goods sold includes all of the costs and expenses directly related to the production of goods, primarily includes the cost of raw materials, direct labor and overhead. Cost of goods sold excludes costs such as sales and marketing.

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

Intangible assets, net

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revise estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified for the years ended December 31, 2024 and 2023.

Intangible assets consist of land use rights, patent and purchased software. Intangible assets are stated at cost less accumulated amortization. The land use rights purchased for industrial use has the right of use for 50 years. We amortized the right to use land in 50 years. Patent and software amortized using the straight-line method with estimated useful lives of 12 years and 5 years, respectively.

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

Revenue is generated by selling fresh mushrooms, phase III compost and mushroom powder seasonings. Contracts were signed after the communication of the price and quantities with main distributers and customers.

Fresh mushrooms are sold to distributes who purchase all the mushrooms produced daily. The distributers verify the volume and quality of produce when produce delivered to warehouse and take responsibility for transportation. Control of the products is transferred upon receipt at our warehouse. Control of Compost III is transferred when loaded in the truck of carriers and control of mushroom powder seasonings is transferred when loaded in ship free of board. Upon transfer of control to the customer, which completes our performance obligation, revenue is recognized.

Disaggregation of Revenue

The primary geographical market is Asia.

The table below present disaggregated revenue from three products:

Geographic	Products	Revenue	% of Total Revenue
China, mainland	White button mushroom	$5,858,322	46.2%
China, mainland	Compost III	2,884,364	22.7%
China, Hongkong	Mushroom powder seasonings	3,939,644	31.1%
Total		$12,682,330	100.0%

Contract liabilities

Contract liabilities represents cash payment received from customers in advance of the Company satisfying performance obligations under contractual arrangements, including those with performance obligations to be satisfied over a period and point in time. Contract liabilities are derecognized when or as revenue is recognized.

Advances from the fresh mushroom distributers are required, Advances are deducted when revenue recognized.

Deferred income

Deferred income consists primarily of government grants. Government grants (sometimes referred to as subsidies, subventions, etc.) are as assistance by government in the form of transfers of resources to an entity in return for past or future compliance with certain conditions relating to the operating activities of the entity.

Government grants received relating to depreciable assets are recorded as deferred income and recognized as income using straight line method over the life of the related assets.

Other income

Other income consists primarily of grants and net gain or loss from lawsuits. The Company recorded income when receiving a grant which constitutes compensation for expenses or losses already incurred or for the purpose of giving immediate financial support to the entity with no future related costs. When a government grant received relating to depreciable assets amortized over the life of the related assets. The Company recorded the amortization amount in other income. Gains from lawsuits are the compensatory damages awarded in lawsuits.

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

AUFP and its subsidiaries, AUM and AUMT were 25.48% owned by noncontrolling interest and $3,519,577 and $3,312,459 of equity were attributable to noncontrolling interest as of December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company had net income of $303,220 and net loss of $67,530 attributable to the noncontrolling interest, respectively.

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

The Company accounts for income for income taxes in accordance with ASC 740, Income Taxes. ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits or not be deductible in the future.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. In accordance with ASC 450, the Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management and legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements.

If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Comprehensive income (loss)

Foreign currency translation and comprehensive income (loss)The accounts of the Company’s Chinese entities are maintained in Chinese Yuan (“RMB”) and the accounts of the U.S. parent company are maintained in United States dollar (“USD”). The accounts of the Chinese entities were translated into USD in accordance with FASB ASC Topic 830 “Foreign Currency Matters.” All assets and liabilities were translated at the exchange rate on the balance sheet date; stockholders’ equity is translated at historical rates and the statements of operations and cash flows are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income (loss) in accordance with FASB ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from foreign currency transactions are reflected in the statements of operations.

The Company follows FASB ASC Topic 220-10, “Comprehensive Income (loss).” Comprehensive income (loss) comprises net income (loss) and all changes to the statements of changes in stockholders’ equity, except those due to investments by stockholders, changes in additional paid-in capital and distributions to stockholders.

Segment reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments. The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Company’s chief financial officer, who review consolidated results when making decisions about allocating resources and assessing performance of the Company. Based on management’s assessment, the Company has determined that the Company has three operating segments, white button mushroom, compost III and mushroom seasonings, as defined by ASC Topic 280 “Segment Reporting

Correction of Immaterial Misstatement

During the year ended December 31, 2024, the Company identified an error that occurred in 2019. The payment of approximately $420,067 was posted under the wrong supplier account which was subsequently settled based on a settlement agreement. The Company determined that the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. As a result, the accompanying consolidated balance sheet for the year ended December 31, 2023 has been corrected for the following: accounts payable decreased from $1,450,405 to $1,300,676, the accumulated deficit decreased from $1,224,811 to $1,113,233 and noncontrolling interest increased from $3,274,308 to 3,312,459. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification error is immaterial to the consolidated financials taken as a whole.

Recently Issued Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the effect ASU 2024-03 may have on its consolidated financial statements and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company is currently evaluating the effect ASU 2023-09 may have on its consolidated financial statements and related disclosures.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of December 31, 2024, the Company had limited cash and working capital deficiency of $6,835,342. These factors, among others, raise the substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The working capital deficiency was primarily caused by short-term bank loans and payables. The short-term bank loans had total balance of $5,988,024, and all the bank loans need to be renewed yearly and classified as current liabilities. Management is working to replace current bank loans with long-term loans to improve our capital structure. In addition, the Company had $2,704,109 of value added tax receivable which was classified as non-current assets as of December 31, 2024, Management plans to apply for a tax refund in 2025 to enhance our liquidity. However, there is no assurance that all management’s plans will be successful.

NOTE 4 – CASH AND RESTRICTED CASH

The cash and restricted cash were $166,741 and $342,342 as of December 31, 2024 and 2023, respectively. AUM’s bank accounts of $56,398 were legally restricted because AUM’s one supplier was under investigation, and AUM had account payable to the supplier. In January of 2025, AUM turned the raw material unpaid in and filed petition to lift the restriction. The restriction release was issued on Feb. 2, 2025. There was no significant impact on the Company’s operation. There was no restricted cash as of December 31, 2023.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment:

December 31,	2024	2023
Buildings and improvements	$12,800,087	$16,276,614
Machinery, equipment and vehicle fleet	11,993,713	8,597,430
Construction in progress	90,809	21,682
Property, plant and equipment - cost	24,884,609	24,895,726
Less: Accumulated depreciation	(7,700,417)	(6,200,757)
Property, plant and equipment - net	$17,184,192	$18,694,969

Construction in progress was $90,809 as of December 31, 2024, and $21,682 as of December 31, 2023.

Depreciation expense was $1,698,033 and $1,388,096 for the year ended December 31, 2024 and 2023, respectively. Depreciation was recorded primarily as cost of goods sold for the year ended December 31, 2024 and 2023.

There were no retirement of fixed assets in 2024. The decrease of buildings and improvements and the increase of machinery, equipment and vehicle fleet was due to the correction of classification presentation in 2023.

NOTE 6 – INVENTORIES

Inventories consisted of the following:

	2024	2023
Raw materials	$1,808,253	$1,516,634
Inventory in transit	125,917	-
Finished goods	650,282	-
Work in progress	321,931	134,742
Total	$2,906,383	$1,651,376

NOTE 7 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	2024	2023
Land use right	$3,236,419	$3,327,987
Software	7,489	7,701
Patent	6,851	7,045
Subtotal	3,250,759	3,342,733
Less: Accumulated amortization	(316,546)	(256,827)
Total	$2,934,213	$3,085,906

Amortization expenses for the year ended December 31, 2024 and 2023 were $67,896 and $68,894, respectively.

NOTE 8 - BANK LOANS

Short-term bank loans consisted of the following:

December 31,	2024	Interest rate	Due date	2023	Interest rate	Due date
Agricultural Bank of China Funan Branch (1)	781,047	4.45%	04/02/25	845,416	3.70%	04/10/24
Anhui Funan Rural Commercial Bank (2)	1,918,360	5.60%	12/20/25	1,972,637	5.90%	12/22/24
Anhui Funan Rural Commercial Bank (3)	1,370,257	5.60%	03/24/25	1,409,026	5.90%	03/28/24
Anhui Funan Rural Commercial Bank (4)	822,154	5.60%	01/16/25	845,416	5.90%	01/25/24
Industrial and Commercial Bank of China, Funan (5)	-	-	-	704,513	3.45%	10/12/24
Bank of China Funan Branch (6)	1,096,206	3.60%	03/12/25	1,127,221	3.60%	03/15/24
Total	$5,988,024			$6,904,228

(1)	Loans are guaranteed by the founder of AUFP and SME Guarantee Corporation. The loan was renewed on April 2, 2025 at 4.6% of the annual interest rate. The balance of the new loan is $685,129 and the due day is April 2, 2026.

(2)	Loans are guaranteed by legal representative, the founder, and one shareholder of AUFP, ESG Hainan and SME Guarantee Corporation.

(3)	Loans are guaranteed by legal representative, and the founder of AUFP, AUFP and SME Guarantee Corporation. The loan was renewed on March 24, 2025 in the same term and the due day is March 24, 2026.
(4)	Loans was guaranteed by legal representative and the founder of AUFP, AUFP and SME Guarantee Corporation. The loan was renewed on January 15, 2025 in the same term and the due day is January 15, 2026.
(5)	$704,513 of loans from Industrial and Commercial Bank of China, Funan branch were pledged by buildings as of December 31, 2023, and the loans was paid off on the due day in 2024.
(6)	$1,096,206 and $1,127,221 of loans from Bank of China were pledged by buildings as of December 31, 2024 and 2023, respectively. The loan was renewed on March 17, 2025 for the same amount at an interest rate of 3.10%, and the due day is March 17,2026.

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

December 31,	2024	2023
Advances from customers	$81,153	$63,867
Salary payable	87,206	181,950
Tax payable	17,235	16,131
Other payables	2,754,809	1,921,669
Long-term payables, current portion	152,550	129,155
Total	$3,092,953	$2,312,772

Other payable was primarily comprised of loans from non-bank institution and private funds including accrued interest, which consisted of $274,051 of loan at 9% of annual interest rate with a due date of June 30,2023 from Funan Agricultural Investment Co. Ltd, $1,370,257 of loan at 3.45% of annual interest rate with a due date of December 29,2022 from Funan Small Business Financing Service Center and $185,356 of accrued interests, $404,703 from unrelated private fund with non-interest bearing and due on demand, $217,871 of accrued payment to the owner of Funan Zhihua Mushroom Co., Ltd (Refer to Note 10) and $301,457 of deposit received from customers. Currently, the loans from Funan Agricultural Investment Co. Ltd, and Funan Small Business Financing Service Center are under negotiating.

Other payable was primarily comprised of loans from non-bank institution which consisted of $281,805 at 6% interest rate from Funan Agricultural Investment Co. Ltd and $1,409,026 of loan from Funan Small Business financing service center,$63,788 of accrued interest in 2023.

NOTE 10 - VALUE ADDED TAX RECEIVABLE

Selling merchandise in China is generally subject to the value-added tax (“VAT”). The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). VAT input was primarily due to purchase of property, plant and equipment and raw materials. As of December 31, 2024 and 2023, VAT input was $2,704,109 and $2,211,980, respectively. VAT input can deduct VAT output or be refunded.Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their value-added tax are exempted, and AUFP are engaged in non-exempt business. AUFP will file an application for a refund of VAT receivable in 2025.

NOTE 11 - ASSET ACQUISITION AND LONG-TERM PAYABLE

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

The Company calculated the present value of the debt assumed at a compound monthly interest rate of 1% at the acquisition date and recognized $1,464,214 of fixed assets and $1,464,214 of long-term payable.

On April 30, 2023, the owner of Target Company and AUM agreed that the payment of consideration began on the production of growing rooms on January 1, 2024.

$290,495 was recorded as other payable for the year ended December 31, 2024, including $135,725 of capital and $154,770 of interest at 1% compound monthly interest rate, among them, $73,832 was paid. Long-term payable were $1,095,690 and $1,423,116, respectively as of December 31, 2024 and 2023.

The future long-term payable (capital) schedule presents as follow:

2025	152,550
2026	171,982
2027	192,544
2028	216,316
2029	243,023
thereafter	271,826
total	1,248,241

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Commitments

On January 5, 2022, Funan Modern Recycling Agriculture Investment Co., Ltd. (“FMRA”) signed an agreement with AUFP to fund AUFP 115 million RMB ($18.09 million) on the expansion of composting facilities including 6 bunkers and 22 tunnels. According to the agreement, AUFP transfers the land use right of 46,662 square meters which the composting facilities will be constructed on to FMRA and starts to pay rent for 10 years after FMRA delivers the facilities to AUFP legally and in writing. Once Rents and Principal are paid off, FMRA will transfer the land use right and the deed of the composting facilities back to AUFP. All the costs related to the transfer of land use right are paid by FMRA. Rent payment method: the calculations will start from the date of the delivery of the facilities and rent will be paid quarterly. The principal amount will be determined and confirmed in writing by both parties at the time of the facilities delivery; if the parties cannot reach an agreement, the agreement will prevail if there is provisions in the agreement; if there is no agreement, the confirmation by a third-party audit will prevail. AUFP will repay the principal and pay rent on an annual basis. For the first to fifth years, AUFP will pay 4.32% of the total investment (principal amount confirmed) as annual rent to FMRA. From the sixth to the tenth year, AUFP will pay 20% of the determined principal amount each year to repurchase 20% of the shares in the platform company (incorporated by FMRA to own the composting facilities). After AUFP’s payment, FMRA will complete the necessary changes to the industrial and commercial registration of the platform company within one month. Once AUFP starts the payment of principal, the rent will be 4.32% of the remaining principal that AUFP has not pay, as the annual rent. The facilities were under operative testing in 2024. FMRA has not met the conditions of delivery as of December 31, 2024 and the date these consolidated financial statements are issued.

Legal contingencies

The Company is subject to various legal proceedings, claims, and litigation arising in the ordinary course of business operations. These matters are limited to contractual disputes_. It is the opinion of management that the resolution of these matters will not have a material adverse effect on the Company’s Consolidated Financial Statements.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On December 2, 2022, Liu Pengpeng filed a lawsuit against AUFP for $66,066. Liu Pengpeng signed a contract with AUFP on installation work and drainage construction. Liu Pengpeng breached the contract and failed to complete the construction work on time which caused a loss to AUFP. On July 7, 2023, Liu Pengpeng withdrew the lawsuit. On November 20, 2023, Liu Pengpeng filed a lawsuit for the same claim. In 2024, the lawsuit was settled and $65,263 of settlement payment was paid.

AUFP filed a lawsuit against Heng Guang Sheng Construction Corporation in 2024. AUFP post advances to suppliers on wrong suppliers and caused overpayment of $280,144 made in 2019. The verdict was ordered and favored AUFP in December of 2024 for the full amount. AUFP collected $104,315 in April, 2025.

NOTE 13 - RELATED PARTY TRANSACTIONS

On October 22, 2022, Mr. Zhi Yang subscribed 12 million shares of common stock. Mr. Yang paid $30,000 for the 12,000,000 shares of ESG Inc. stock. The subscription was canceled on September 28, 2023, and the capital was recorded as a payable to Mr. Yang. The payable was paid off on February 5, 2024.

NOTE 14 - DEFERRED INCOME

As of December 31, 2024 and 2023, the long-term portion of deferred income was $1,073,487 and $1,230,207 as of December 31, 2024 and 2023, respectively. The current portion of deferred income was $ 121,897 as of December 31, 2024. Deferred income in prior year’s balance sheet were reclassed from current liabilities to long-term liabilities and current portion of long-term deferred income was $125,345 in 2023.

The Company recognized $165,646 and $286,095, respectively of government grants for the year ended December 31, 2024 and 2023, which consisted of and $124,914 of asset-based and $40,732 of income-based grants for the year ended December 31, 2024, $232,142 of asset-based grants and $53,953 of income-based grants for the year ended December 31, 2023.

The future amortization of deferred revenue schedule as follow:

2025	111,620
2026	106,008
2027	106,008
2028	106,008
2029	106,008
thereafter	659,733
total	1,195,384

NOTE 15 - INCOME TAXES

The company is subject to income taxes on an entity basis on income derived from the location in which each entity is domiciled. ESG China Limited and Hainan ESG Tech are holding companies without operations.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return. As of December 31, 2024 and 2023, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $195,027 and $193,010. Management believes the realization of benefits from these losses remains uncertain. Accordingly, a 100% deferred tax asset valuation allowance was provided.

In China the Corporate Income Tax Law generally applies an income tax rate of 25% to all enterprises. In corporate income tax article 86, “Regulations for the Implementation of the Enterprise Income Tax Law” article 27(1) of stipulate: the income of an enterprise engaged in agriculture, forestry, animal husbandry, and fishery projects may be exempted or reduced from income tax. Refer to: (1)Enterprises are exempted from enterprise income tax on income derived from the following items: 1. Planting of vegetables, grains, potatoes. Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their income tax are exempted. Net income and net loss were not offset among the operating subsidiaries. Net income of $3,281,821 and $2,234,442 were exempt from income tax for the years ended December 31, 2024 and 2023, respectively. The estimated tax savings as the result of the 25% tax break for the years ended December 31, 2024 and 2023 amounted to $820,455 and $558,611, respectively. AUFP is not exempt for income tax. The deferred tax assets were $517,978 and $668,216 as of December 31, 2024 and 2023 respectively. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2024 and 2023.  The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

There were no uncertain tax positions as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had net operating loss (“NOL”) carryforwards of $10,287,694 and $9,619,491, respectively, in PRC. The NOL carryforwards will begin to expire in the PRC in the calendar year 2025 through 2029, if not utilized.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2024 and 2023:

	2024	2023
US federal statutory rates	(21%)	(21%)
Tax rate difference between PRC and U.S.	(4%)	(4%)
Effect of income tax exemption on certain income	(54%)	(123%)
Change in valuation allowance	79%	148%
Effective tax rate	$-	$-

The provision for income tax expense (benefit) for the periods ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
Income tax expense - current	$-	$-
Income tax benefit -deferred	(517,978)	(668,216)
Increase in valuation allowance	517,978	668,216
Total income tax expense	$-	$-

The Company’s net deferred tax asset as of December 31, 2024 and 2023 is as follows:

	2024	2023
Deferred tax asset
Net operating loss	$(3,049,122)	$(2,531,144)
Less: valuation allowance	3,049,122	2,531,144
Net deferred tax asset	$-	$-

NOTE 16 - EQUITY

The Company authorized 65,000,000 shares of common stock at par value of $0.001and 10,000,000 shares of preferred stock at par value $0.001. 25,899,468 shares of common stock were issued and outstanding as of December 31, 2024 and 2023, separately. There were no shares of preferred stock issued as of December 31, 2024 and 2023.

NOTE 17 - CONCENTRATIONS

Customers:

5 customers sales were over 10% and accounted for 31.1%, 16.0%, 14.6%, 14.0%, and 12.7% for the year ended December 31, 2024. Sales to 2 customers who accounted for 43% and 21% of revenue for the year ended December 31, 2023. No other customer accounted for 10% or more of the Company’s revenues for either period.

Suppliers:

Purchasing from 1supplier accounted for 37.7% of the Company’s purchases for the year ended December 31, 2024. No suppliers accounted for 10% or more of the Company’s revenues in 2023.

Accounts receivable:

Accounts receivable from one customer accounted for 95.4% of the total Company’s accounts receivable balance as of December 31, 2024. There was no accounts receivable balance as of December 31, 2023.

Concentration of credit risk

The Company primarily maintains cash in accounts with state-owned banks within the PRC. Cash in state-owned banks less than $68,513 (RMB500,000) is covered by insurance. Should any institution holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in these bank accounts. Cash denominated in RMB with a U.S. dollar equivalent of $125,225 and $317,947 as of December 31, 2024 and 2023, respectively, was held in accounts at financial institutions located in the PRC‚ which is not freely convertible into foreign currencies.

NOTE 18 - OPERATING SEGMENTS

The Company has three reportable segments: (1) White button mushroom (2) Compost III and (3) Mushroom powder seasonings in 2024 and 1 segment in 2023.

Information about our Company’s operations by operating segment and Corporate is as follows:

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations*	Total
Year Ended December 31, 2024
Net operating revenues:
Third party	$5,858,322	$2,884,364	$3,939,645	$-	$-	$12,682,330
Intersegment	4,588,702	3,270,725	881,232	205,000	(8,945,659)	-
Total net operating revenues	10,447,024	6,155,089	4,820,877	-	-	21,422,990
Cost of goods sold	(3,384,118)	(631,830)	(5,119,049)	-	-	(9,134,997)
Intersegment cost	(4,574,213)	(3,418,261)	(576,657)	-	8,569,131	-
Total net operating cost	(7,958,331)	(4,050,091)	(5,695,707)	-	-	(17,704,129)
Selling, general administrative expenses	(177,926)	(28,973)	(796,019)	(148,008)	-	(1,150,927)
Intersegment G&A expenses	(32,745)	(32,855)	-	-	65,600	-
Research and development	(340,309)	(163,516)	(204,929)	-	-	(708,754)
Operating income (loss)	1,955,969	2,060,044	(2,180,353)	(148,008)	-	1,687,652
Interest expense	(328,571)	(42,686)	(281,857)	-	-	(653,114)
Other income (loss) — net	7,576	22,167	182,741	831		213,315
Income before income taxes	$1,634,974	$2,039,525	$(2,279,470)	(147,177)	$-	$1,247,853

Other segment information:
Property, plant and equipment - net	$2,090,501	$724,851	$14,368,418	$422	$-	$17,184,192
Depreciation and amortization	$162,836	$62,114	$1,540,719	$260	$-	$1,765,929

*	$310,928 of the balance of elimination is the intersegment unsold inventory.

NOTE 19 - SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after December 31, 2024 through the date of the consolidated financial statements were available to be issued and concluded that there were no other material subsequent events.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2024. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

In connection with management’s assessment of our internal control over financial reporting as of December 31, 2024, we have concluded we have material weaknesses and the internal control is not effective.  Specifically, We were unable to maintain segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of CEO and CFO. Our goal is to hire a CFO to separate the responsibilities of principal executive officer and principal financial officer, intending to rely on two or more individuals. In addition to segregation of duties, we have insufficient internal control written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines also considered a material weakness on internal control. Management plans to complete related policies and procedures.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2024, we formed an audit committee with independent board members . The audit committee has responsibility for overseeing financial reporting and related internal controls, risk, independent and internal auditors, ethics and compliance. As a result, we remediated the weakness that was outstanding as of December 31, 2023:

Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

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

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2024.

Name	Age	Position	Appointment
Zhi Yang	50	Chief Executive Officer and Executive Director	July 2, 2021
John Wallace	74	Chairman of the Board and Independent Director	July 31, 2024
Cathy Fleming	69	Independent Director	July 31, 2024
Mark Hemmann	54	Independent Director	July 31, 2024
Neal Naito	63	Independent Director	July 31, 2024

Effective July 31, 2024, the Board of Directors appointed 4 new Independent Directors to serve on our newly created Audit Committee, Compensation Committee, and Nominating and Governance Committee: John Wallace, Cathy Fleming, Mark Hemmann, and Neal Naito (together, the “New Directors”). Zhi Yang, our Chief Executive Officer, was appointed as Executive Director.

Zhi Yang, Chief Executive Officer and Executive Director

Zhi Yang is the Chief Executive Officer of the Company. He served as our Chairman of the Board and Director since inception (July 22, 2021). On July 31, 2024, he stepped down as Chairman upon the appointment of John Wallace. Mr. Yang is appointed as Executive Director and remains our Chief Executive Officer. For the past 5 years, Mr. Yang has been a business consultant and more recently, in 2017, he founded a mushroom growing company in the People’s Republic of China (PRC). Mr. Yang received Master Degree in Law from China University of Political Science and Law (PRC) and received a LLM in Law from Temple University. Mr. Yang is a founder of the Company and brings a wide range of business experience to our board of directors.

John Wallace, Chairman of the Board and Independent Director

John F. Wallace, our newly appointed Chairman and Independent Director, is Chairman and CEO of the Wallace Securities Corporation. John is also the President and Managing Partner of Philadelphia Financial Services, LLC (“PFS”). For the majority of his career, John was a senior executive & officer of the Philadelphia Stock Exchange ("PHLX") including Chairman, Vice Chairman and Chief Executive Officer. John also served as Chairman of the Board of the Stock Clearing Corporation of Philadelphia, Chairman of the Board of the Philadelphia Board of Trade, Chairman of the Board of the Philadelphia Depository Corporation and a board member of the PHLX’s technology subsidiary, Advanced Tech Source Company. Over the course of his career in the securities industry, John has also been a member of the Toronto Stock Exchange, a seat owner of the New York Mercantile Exchange as well as registered with the National Futures Association as a floor broker. Upon leaving NASDAQ OMX PHLX, John was a founder of Miami International Holdings, Inc. ("MIH") a company focused on building exchange technology. He served as the President - Chief Executive Officer and was on the board of directors for MIH. He served for 27 years in the United States Army, the Army Reserve and the Army National Guard and retired holding the rank of Lieutenant Colonel. John saw active duty in Grenada in 1983 with 1st Special Operations Command and Desert Storm from December 1990 to July 1991 with the Third U.S. Army. He is a graduate of the United States Army Command and General Staff College and the National Emergency Management Institute of the Federal Emergency Management Agency (FEMA).

Cathy Fleming, Independent Director

Cathy Fleming, our newly appointed Independent Director, is a litigator and corporation counsel and board member for more than 43 years. A trial lawyer, Cathy has tried more than 60 cases to verdict across the Country, with the majority in federal courts. A former federal prosecutor, Cathy has special expertise in white collar criminal defense, SEC and other regulatory enforcement matters, securities litigation, complex civil litigation, sanctions matters, tax controversies and internal investigations.  She has extensive experience in international matters, including money laundering investigations and international extraditions.  Her skill as a trial lawyer has been repeatedly recognized, including by the American College of Trial Lawyers which inducted her as a Fellow in 2018, American College of Trial Lawyers, Platinum Award for Women’s Initiative & Leaders in Law, New Jersey Women Lawyers Association, 2008, Woman of Power & Influence, National Organization for Women, 2007, Special Commendation Award, Department of Justice, 1987, for her work as a federal prosecutor, Super Lawyer, Super Lawyers New York, 2006-present (White Collar Defense), etc. Cathy also serves as outside general counsel for corporations and on not-for-profit boards, including as president. She frequently teaches courses focused on ethics, fraud and trial skills.. In addition, she has managed budgets, P&L and personnel in law firms.

Mark Hemmann, Independent Director

Mark Hemmann, our newly appointed Independent Director, is the co-founder of Stage Point Alternatives (“SPA”). Mark manages its global asset-based acquisitions and advisory business. Prior to joining SPA, Mark was a co-founder of Akkadian Investment Management, which was acquired by SPA. Mark has worked over 25 years in significant positions for top-tier international banks, companies and lessors as well as serving on the Board of Directors of an LSE-listed private equity fund. Mark is a specialist in structured finance, capital markets, banking, and cross border private equity. Previously, Mark built the U.S. debt capital markets, cross border distribution, and structured finance platforms for a global top-20, trillion-dollar Asian bank. Mark also spent six years as a Director of Capital Markets at a major multinational bank where he was responsible for managing a $2 billion portfolio. Prior to those endeavors, he worked in significant roles for the largest private aviation lessor (finance, lender relations, marketing), a top-8 airline (Treasury, FP&A, business strategy), and in government service.

Neal Andrew Naito, Independent Director

Neal Naito, MD, MPH, our newly appointed Independent Director, has Over 35 years of healthcare experience including positions as a staff physician, internal medicine department head, occupational medicine department head, assistant professor of preventive medicine, director of public health, and co-founder of several biotech companies. As Director of Public Health, Navy Medicine, Neal has expertise in all areas of healthcare management, with a proven record of unprecedented accomplishment along with superb senior- level experience in executive decision-making, policy development, strategic business planning, Congressional relations, financial and personnel management, research and development, and current and future operations. As a medical research leader, Mr. Naito obtained $2.5 million dollars in Department of Defense funding for the development of intranasal thyrotropin releasing hormone as an anti-suicide medication, a visionary leader who spearheaded the first military medicine conference on incentives for health as a means for developing a Department of Defense roadmap in this key area for improving health outcomes while lowering costs. Attendees included other Federal Agencies, academic health centers, and civilian research organizations.

There are no arrangements or understandings between any Director and any other persons pursuant to which any Director was selected as a Director. There are no transactions in which any Director has a direct or indirect material interest requiring disclosure under Item 404(a) of Regulation S-K.

Board Composition and Election of Directors

In accordance with the terms of our current Articles of Incorporation and by-laws, the term of office of each director automatically renews at our annual meeting of stockholders or until their successors are duly elected and qualified.

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

Board Committees

Effective July 31, 2024, we created an Audit Committee. John Wallace, Cathy Fleming and Mark Hemmann will serve on the Audit Committee, with Mr. Wallace serving as Chair.

Effective July 31, 2024, we created a Compensation Committee. Cathy Fleming, Mark Hemmann, and Neal Naito will serve on the Compensation Committee, with Ms. Fleming serving as Chair.

Effective July 31, 2024, we created a Nominating and Governance Committee. Mark Hemmann, Cathy Fleming, and Neal Naito will serve on the Nominating and Governance Committee, with Mr. Hemmann serving as Chair.

There are no arrangements or understandings between any Director and any other persons pursuant to which any Director was selected as a Director. There are no transactions in which any Director has a direct or indirect material interest requiring disclosure under Item 404(a) of Regulation S-K.

Nominating Procedures

During the fiscal year ended December 31, 2024, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the Code.

A copy of the Code of Ethics has been filed as an exhibit to this Annual Report. We are required to disclose any amendment to, or waiver from, a provision of our Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure as well as by SEC filings, as permitted or required by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

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

Involvement in Certain Legal Proceedings

Item 11. Executive Compensation

Summary Executive Compensation Table

The following table reflects the Summary Compensation for our named executive officer for fiscal years ended December 31, 2024 and 2023, respectively. For such periods, there were no bonus, non-equity plan compensation, nonqualified compensation earnings or other compensation other than as stated below for the named executive officers.

Name and principal position (a)	Year	Salary ($)	Stock Awards Shares ($)	Total ($)
Zhi Yang	2024	0	0	0
Chief Executive Officer and Chief Financial Officer	2023	8333	0	8333

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2024.

Outstanding Equity Awards at Interim Fiscal Year End

No stock or stock option awards were granted to any other officer of the Company as at December 31, 2024.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2024.

Pension Benefits

No named executive officers received or held pension benefits during the interim fiscal period ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of December 31, 2024.

Name	Number of Shares of Common Stock	Percentage
Zhi Yang, Director and CEO	0	0%
DCG China Limited(1)	18,273,910	70.56%
John Wallace, Independent Director	0	0%
Cathy Fleming, Independent Director	0	0%
Mark Hemmann, Independent Director	0	0%
Neal Naito, Independent Director	0	0%

(All officers and directors as a group (5 people)	18,273,910	70.56%

(1)	Zhi Yang is considered the beneficial owner of DCG China Limited,and thus has majority voting control over the Company. On May 8, 2024, Mr. Zhi Yang, the Company's founder and CEO transferred 14,000,000 shares of our common stock held in his name to DCG China Limited, ("DCG") a company owned by his mother, Xiayun Zhou. Under DCG China Limited, Mr. Yang is a director with voting control over DCG and is considered the beneficial owner of DCG, and therefore no change in control occurred. Prior to the transfer, DCG owned 7,632,800 shares of common stock, and now owns a total of 18,273,910, representing 70.56% of the issued and outstanding shares of common stock. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

(2)	Unless otherwise specified above, the mailing address for each of the shareholders is 433 East Hillendale Road, Chadds Ford PA. 19317.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

 On May 8, 2024, Mr. Zhi Yang, the Company's founder and CEO transferred 14,000,000 shares of our common stock held in his name to DCG China Limited, ("DCG") a company owned by his mother, Xiayun Zhou. Under DCG China Limited, Mr. Yang is a director with voting control over DCG and is considered the beneficial owner of DCG, and therefore no change in control occurred. Prior to the transfer, DCG owned 7,632,800 shares of common stock, and now owns a total of 18,273,910, representing 70.56% of the issued and outstanding shares of common stock.

We are not subject to any independence standards of a national securities exchange or national securities association dealer quotation system. Our Board of Directors has determined that to be considered independent, an outside director may not have a direct or indirect material relationship with the company. A material relationship is one which impairs or inhibits or has the potential to impair or inhibit a director’s exercise of critical and disinterested judgment on behalf of the company and its stockholders. To determine whether a material relationship exists, the Board consults with the company’s counsel. This ensures that the Board’s determinations are consistent with:

1.	All relevant securities and other laws; and

2.	Recent relevant cases and regulations regarding the definition of (independent director/business judgment) including those set forth in the listing standards of the New York Stock Exchange as in effect from time to time.

Effective July 31, 2024, the Board of Directors appointed 4 new Independent Directors to serve on our newly created Audit Committee, Compensation Committee, and Nominating and Governance Committee: James Wallace, Cathy Fleming, Mark Hemmann, and Neal Naito (together, the “New Directors”). Zhi Yang, our Chief Executive Officer, was appointed as Executive Director.

Board Committees

Effective July 31, 2024, we created an Audit Committee. John Wallace, Cathy Fleming and Mark Hemmann will serve on the Audit Committee, with Mr. Wallace serving as Chair.

Effective July 31, 2024, we created a Compensation Committee. Cathy Fleming, Mark Hemmann, and Neal Naito will serve on the Compensation Committee, with Ms. Fleming serving as Chair.

Effective July 31, 2024, we created a Nominating and Governance Committee. Mark Hemmann, Cathy Fleming, and Neal Naito will serve on the Nominating and Governance Committee, with Mr. Hemmann serving as Chair.

There are no arrangements or understandings between any Director and any other persons pursuant to which any Director was selected as a Director. There are no transactions in which any Director has a direct or indirect material interest requiring disclosure under Item 404(a) of Regulation S-K.

Nominating Procedures

During the fiscal year ended December 31, 2023, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Item 14. Principal Accountant Fees and Services.

On November 28, 2024, ESG Inc. (“Company”) terminated Qi CPA LLC (“Former Auditor”) as its independent registered public accounting firm. On November 28, 2024, the Company hired RH CPA (“New Auditor”) as its independent registered public accountant firm which was approved by the Company’s Board of Directors. On March 23, 2025, ESG Inc. (“Company”) terminated RH CPA as its independent registered public accounting firm. On March 23, 2025, the Company hired Prager Metis CPAs, LLC (“New Auditor”) as its independent registered public accounting firm which was approved by the Company’s Board of Directors.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a)	The Qi CPA’s audit report on the financial statements of the Company as at and for the fiscal year ended December 31, 2022 and 2023 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report contained an explanatory paragraph in respect to uncertainty as to the Company’s ability to continue as a going concern.

(b)	During fiscal year ended December 31, 2023 and through March 25, 2025, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the Former Auditor’s satisfaction would have caused it to make reference thereto in connection with the Former Auditor’s reports on the financial statements for such years. During fiscal year ended December 31, 2023 and through November 28, 2024, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c)	During fiscal year ended December 31, 2023 and through March 23, 2025, the Company did not consult with the New Auditor with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The following tables presents the aggregate fees for professional audit services and other services rendered by our independent registered public accountants, Qi CPA LLC and Prager Metis for audits and reviews performed for the years ended December 31, 2024 and December 31, 2023. Fees for the years ended December 31, 2024 and 2023 were as follows:

(1) Audit Fees

Audit fees represent fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements and those services normally provided in connection with statutory or regulatory filings or engagements including comfort letters, consents and other services related to SEC maters. This information is presented as of the latest practicable date for this Annual Report on Form 10-K. For the year ended December 31, 2024, and 2023, the aggregate fees for ESG Inc. related to audit services was $140,000 and $280,000. For the year ended December 2024, the aggregate fees for Prager Metis related to audit services was $120,000, and the aggregate fees for Qi CPA LLC was $20,000. For the year ended December 31, 2023, The aggregate fees related to audit services for Qi CPA LLC was $100,000 and the aggregate fees for KC CPA LLC was $180,000.

The aggregate fees billed by the Company’s Independent Registered Public Accounting Firm for the years ended December 31, 2024 and 2023 are as follows:

2024	$140,000
2023	$280,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2024	$0
2023	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2024	$0
2023	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) were:

2024	$0
2023	$0

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

Item 15. Exhibits, Financial Statement Schedules.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description
3.1	Articles of Incorporation* (incorporated by reference herein to Exhibit 3.1(a) to the Company’s Form 10-K filed with the SEC on November 17, 2022)

3.2	Bylaws

3.3	Plan of Merger, dated effective as of November 27, 2023, by and between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on December 1, 2023)

3.4	Form Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on December 1, 2023)

10.1	Technology Assignment Agreement by and between Plasma Innovative Inc. and Hanliang Shao * (incorporated by reference herein to Exhibit 10.1 to the Company’s Form 10-K filed with the SEC on November 17, 2022)

10.2	Financing Agreement with Funan Agricultural Reclining Investment Co. Ltd dated January 5, 2022

10.3	Share Exchange Agreement between ESG Inc. and Funan Allied United Farmer Products Co., Ltd, dated September 28, 2023 (incorporated by reference herein to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

10.4	Share Exchange Agreement between Plasma Innovative Inc. with ESG Inc. dated November 6, 2023 (incorporated by reference herein to Exhibit 99.1 of the Company’s Form 8-K filed with the SEC on November 9, 2023)

14.1	Code of Business Conduct and Ethics

31.1	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934+

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+

99.1	Legal Opinion from PRC counsel Anhui Dongfan Law Firm, dated February 12, 2025

99.2	Audit Committee Charter

99.3	Compensation Committee Charter

99.4	Nomination and Corporate Governance Committee

101.INS	XBRL INSTANCE DOCUMENT*

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT*

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT*

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT*

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT*

+	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

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

Dated: April 15, 2025

-37-