Form 10-Q
period 2025-03-31
ESG Inc.
filed 2025-05-15
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number. 000-56532

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,899,468 common shares issued and outstanding as of May 15, 2025

ESG INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ESG INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$177,569	$110,343
Restricted cash	-	56,398
Accounts receivable	2,482,929	2,917,093
Inventories	2,402,825	2,906,383
Other receivable	279,786	245,232
Advance to suppliers	645,356	736,094
Total Current Assets	5,988,465	6,971,543

Property, plant and equipment, net	16,936,707	17,184,192
Intangible assets, net	2,935,374	2,934,213
Value added tax receivable	2,832,010	2,704,109
Total Non-current Assets	22,704,091	22,822,514

Total Assets	$28,692,556	$29,794,057

Liabilities and Shareholders' Equity
Current Liabilities
Short-term bank loans	$6,024,678	$5,988,024
Account payable	1,776,013	4,604,011
Accrued expenses and other current liabilities	4,722,539	3,092,953
Deferred income, current	122,643	121,897
Total Current liabilities	12,645,873	13,806,885

Deferred income	1,051,983	1,073,487
Long-term payable	1,061,170	1,095,690
Total Non-current liabilities	2,113,153	2,169,177

Total Liabilities	14,759,026	15,976,062

Commitments and Contingencies

Shareholders' Equity
Common stock	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(419,384)	(711,270)
Accumulated deficit	(381,264)	(168,600)
Total Company stockholders' Equity	10,377,640	10,298,418
Noncontrolling interest	3,555,890	3,519,577
Total Equity	13,933,530	13,817,995

Total Liabilities and Shareholders' Equity	$28,692,556	$29,794,057

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024

Revenues	$1,587,144	$2,378,281
Cost of goods sold	1,506,212	2,468,914

Gross profit	80,932	(90,633)

Operating expenses
Selling, General and administrative expense	289,330	318,316
Research and development cost	66,323	131,088

Total operating expenses	355,653	449,404

Income (Loss) from operations	(274,721)	(540,037)

Non-operating income (expense)
Interest expense	(130,402)	(149,487)
Other Income	128,970	(95,964)

Total non-operating income (expenses), net	(1,432)	(245,451)

Income (Loss) before income taxes	(276,153)	(785,488)

Income taxes	-	-

Net income (loss)	(276,153)	(785,488)
Less: income (loss) attributable to noncontrolling interest	(63,489)	(197,821)
Net income (loss) to ESG Inc.	$(212,664)	$(587,667)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	291,886	(159,580)
Foreign currency translation gain (loss) attributable to noncontrolling interest	99,802	(54,564)

Comprehensive income (loss) attributable to the Company	79,222	(747,247)
Comprehensive income (loss) attributable to noncontrolling interest	36,313	(252,385)
Net income (loss) per share - basic and diluted	$(0.01)	$(0.02)
Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	Income	equity	interest	Total
Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,113,233)	$(430,206)	$9,634,849	$3,312,459	$12,947,308
Net income	-	-	-	(587,667)	-	(587,667)	(197,821)	(785,488)
Foreign currency translation adjustment	-	-	-	-	(159,580)	(159,580)	(54,564)	(214,144)
Balance at March 31, 2024	25,899,468	$25,900	$11,152,388	$(1,700,900)	$(589,786)	$8,887,602	$3,060,074	$11,947,676
Balance at December 31, 2024	25,899,468	$25,900	$11,152,388	$(168,600)	$(711,270)	$10,298,418	$3,519,577	$13,817,995
Net income	-	-	-	(212,664)	-	(212,664)	(63,489)	(276,153)
Foreign currency translation adjustment	-	-	-	-	291,886	291,886	99,802	391,688
Balance at March 31, 2025	25,899,468	$25,900	$11,152,388	$(381,264)	$(419,384)	$10,377,640	$3,555,890	$13,933,530

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC

CONDENSED CONDOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash and restricted cash, beginning balances	$166,741	$342,342

Operating activities:
Net income	(276,153)	(785,488)
Adjustments to reconcile net income to cash generated by operating activities:
Depreciation and amortization	456,938	453,295
Changes in operating assets and liabilities:
Accounts receivables, net	450,976	(123,444)
Inventories	520,144	933,163
Accounts payables	(2,849,351)	(147,801)
Other current and non-current liabilities	72,021	(234,752)
Cash (used in) provided by operating activities	(1,625,425)	94,973

Investing activities:
Purchases of Property, plant and equipment	(88,321)	-
Cash used in investing activities	(88,321)	-

Financing activities:
Repayment of non-bank loans	(194,627)	-
Proceeds of bank loans	-	138,481
Proceeds of non-bank loans	1,611,350	-
Cash provided by financing activities	1,416,723	138,481

Effect of exchange rate	307,851	257,293

Increase in cash and restricted cash	10,828	490,747
Cash and restricted cash, ending balances	$177,569	$833,089

Supplemental disclosures of cash flow information:
Cash paid for interest	$76,639	$150,396
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The condensed consolidated financial statements include the accounts of ESG Inc. and its wholly owned subsidiaries (collectively “ESG” or the “Company”). The condensed consolidated financial information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, which are normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the "2024 Form 10-K"). The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

Note 2 – Going Concern

The accompanying condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of March31, 2025, the Company had limited cash and working capital deficiency of $6,657,408. These factors, among others, raise the substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The working capital deficiency was primarily caused by short-term bank loans and payables. The short-term bank loans had total balance of $6,024,678, and all the bank loans need to be renewed yearly and classified as current liabilities. Management is working to replace current bank loans with long-term loans to improve our capital structure. In addition, the Company had $2,832,010 of value added tax receivable which was classified as non-current assets as of March 31, 2025, Management plans to apply for a tax refund in May, 2025 to enhance our liquidity. The management is also working to finance our cash needs through a combination of equity offerings and debt financings. However, there is no assurance that all management’s plans will be successful.

Note 3 – Revenue

Net sales disaggregated by significant products and geographic area for the three months ended March 31, 2025 and March 31, 2024 were as follows:

		Three Month Ended		% of Total Revenue
Geographic	Products	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
China, mainland	Compost III	$111,778	$693,485	7.0%	29.2%
China, mainland	White Button Mushroom	393,648	1,684,796	24.8%	70.8%
China, Hongkong	Mushroom powder seasonings	1,081,718	-	68.2%	-
Total	Total net sales	$1,587,144	$2,378,281	100%	100%

Note 4 – Concentration

Customer

The Company had three customers that individually represented 10% or more of total sales, which accounted for 11.0%, 12.6% and 68.2% for the three months ended March 31, 2025. For the three months ended March 31, 2024, there were 3 customers sales were over 10% and accounted for 54.6%, 20.1%, 15.5%.

Accounts Receivables

As of March 31, 2025, the account receivable from one customer accounted for 93.9% of the total Company’s accounts receivable. As of December 31, 2024, accounts receivable from one customer accounted for 95.4% of the total Company’s accounts receivable balance.

Note 5 – Condensed Consolidated Financial Statement Details

The following tables show the Company’s condensed consolidated financial statement details.

Inventories

	March 31, 2025	December 31, 2024
raw materials	$1,751,670	$1,808,253
Inventories in transit	-	125,917
finished goods	134,137	650,282
work in progress	517,018	321,931
Total inventories	$2,402,825	$2,906,383

Property, Plant and Equipment, Net

	March 31, 2025	December 31, 2024
Gross property, plant and equipment	$25,125,450	$24,884,609
Accumulated depreciation	8,188,743	7,700,417
Total property, plant and equipment, net	$16,936,707	$17,184,192

Accrued expenses and other current liabilities

	March 31, 2025	December 31, 2024
Advances from customers	$126,393	$81,153
Salary payable	151,262	87,206
Tax payable	5,893	17,235
Other payable	4,280,975	2,754,809
Long-term payable, current portion	158,016	152,550
Total	$4,722,539	$3,092,953

Note 6 – Account receivables

As of March 31, 2025 and December 31, 2024, the accounts receivable were $2,482,929 and $2,917,093, respectively. Most of the accounts receivable were from mushroom powder seasoning sales. Deposit and advances are required for Compost III and Fresh mushroom sales. The accounts receivable are expected to be collected in the second quarter of 2025.

Note 7 – Other Payables

Other payable are primary composed of debt with private fund and accrued interest, deposit and current portion of unearned income. As of March 31, 2025 and December 31, 2024, the Company had outstanding debt with private fund and institutions recorded as other payables for an aggregate carrying amount of $3,488,247 and $2,055,660, respectively. The Company borrowed $1,611,350 of interest free loans from private funds and paid $194,627 back for the three months ended March 31, 2025.The Company borrowed $411,351 of interest free loans from private funds for the three months ended March 31, 2024.

Note 8– Bank Loans

Short-term bank loans consisted of the following:

	March 31, 2025	Interest rate	Due date	December 31, 2024	Interest rate	Due date
Agricultural Bank of China Funan Branch (1)	785,828	4.45%	04/02/25	781,047	3.70%	04/02/25
Anhui Funan Rural Commercial Bank (2)	1,930,102	5.60%	12/20/26	1,918,360	5.60%	12/20/25
Anhui Funan Rural Commercial Bank (3)	1,378,645	5.60%	03/24/26	1,370,257	5.60%	03/28/25
Anhui Funan Rural Commercial Bank (4)	827,187	5.60%	01/15/26	822,154	5.60%	01/16/25
Bank of China Funan Branch (5)	1,102,916	3.60%	03/13/26	1,096,206	3.60%	03/12/25
Total	$6,024,678			$5,988,024

(1)	Loans are guaranteed by the founder of AUFP and SME Guarantee Corporation. The loan was renewed on April 2, 2025 at 4.6% of the annual interest rate. The balance of the new loan is $689,323 and the due day is April 2, 2026.

(2)	Loans are guaranteed by legal representative, the founder, and one shareholder of AUFP, ESG Hainan and SME Guarantee Corporation.

(3)	Loans are guaranteed by legal representative, and the founder of AUFP, AUFP and SME Guarantee Corporation.

(4)	Loans was guaranteed by legal representative and the founder of AUFP, AUFP and SME Guarantee Corporation.

(5)	$1,102,916 and $1,096,206 of loans from Bank of China were pledged by buildings as of March 31, 2025, and December 31, 2024, respectively.

Note 9 – Income Taxes

The income taxes were zero for the three months ended March 31, 2025 and 2024. Compost III and white button mushroom are income tax and VAT tax free products.

Note 10 – Segment Information

The following table shows information by reportable segment for the three months ended March 31, 2025 and March 31, 2024:

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
March 31, 2025
Net operating revenues:
Third party	$393,648	$111,778	$1,081,718	$-	$-	$1,587,144
Intersegment	993,081	207,498	-	-	(1,200,579)	-
Total net operating revenues	1,386,729	319,276	1,081,718	-	-	(2,787,723)
Cost of goods sold	(200,137)	(146,568)	(1,159,507)	-	-	(1,506,212)
Intersegment cost of goods sold	(207,498)	-	(228,978)	-	436,476	-
Total net operating cost	(407,635)	(146,568)	(1,388,485)	-	-	(1,942,688)
Selling, general administrative expenses	(44,758)	(6,468)	(211,123)	(26,981)	-	(289,330)
Research and development	(36,755)	(29,568)	-	-	-	(66,323)
Operating income (loss)	111,998	(70,826)	(288,912)	(26,981)	-	(274,721)
Interest income (expense)	(89,930)	(10,084)	(30,388)			(130,402)
Other income (loss) — net	31,194	83,727	14,049			128,970
Income before income taxes	$53,262	$2,817	$(305,251)	$(26,981)	$-	$(276,153)

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
March 31, 2024
Net operating revenues:
Third party	$1,684,796	$693,485	$-	$-	$-	$2,378,281
Intersegment	-	284,870	-	-	(284,870)	-
Total net operating revenues	1,684,796	978,355	-	-	-	2,663,151
Cost of goods sold	(1,115,321)	(908,559)	(445,034)	-	-	(2,468,914)
Intersegment cost of goods sold	(284,870)	-	-	-	284,870	-
Total net operating cost	(1,400,191)	(908,559)	(445,034)	-	-	(2,753,784)
Selling, general administrative expenses	(82,736)	(9,371)	(216,269)	(9,940)	-	(318,316)
Research and development	(49,829)	(37,529)	(43,730)	-	-	(131,088)
Operating income (loss)	436,910	(261,974)	(705,033)	(9,940)	-	(540,037)
Interest income (expense)	(104,458)	(10,521)	(35,339)	831	-	(149,487)
Other income (loss) — net	25,875	(146,320)	24,481	-	-	(95,964)
Income before income taxes	$358,327	$(418,815)	$(715,891)	$(9,109)	$-	$(785,488)

Note 11 - Correction of Immaterial Misstatement

During the year ended December 31, 2024, the Company corrected an error that occurred in 2019. The payment of approximately $420,067 was posted under the wrong supplier account which was subsequently settled based on a settlement agreement. The Company determined that the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. As a result, the accompanying consolidated balance sheet for the year ended December 31, 2023 has been corrected for the following: accounts payable decreased from $1,450,405 to $1,300,676, the accumulated deficit decreased from $1,224,811 to $1,113,233 and noncontrolling interest increased from $3,274,308 to 3,312,459. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification is immaterial to the consolidated financials taken as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) for the quarterly period ended March 31, 2025, as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “2024 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-Q and our 2024 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements in this report other than statements of historical fact, including statements regarding our business plans and strategies; projections of revenues, expenses, profitability or cash flows; expectations regarding plant expansions, new product development and processing capabilities; the impact of government policies, subsidies or tax incentives; and anticipated benefits of our composting and mushroom-processing initiatives, are forward-looking statements. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements.

These forward-looking statements are based on management’s current beliefs and assumptions and on information currently available to us, but involve a number of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those set forth in or implied by such statements. Important factors that could cause actual results to differ include, but are not limited to, the following (see “Risk Factors” in Part II, Item 1A of our 2024 Form 10-K for further discussion):

•	recent shifts in U.S. and international trade policies—especially those affecting China—may increase tariffs or investment restrictions and adversely impact our supply chain, financing and operating results.

•	the impact of contagious-disease outbreaks (e.g., COVID-19 or future epidemics) on our operations, supply chains and customers;

•	our dependence on a small number of large distributors and processors in China;

•	our ability to comply with PRC food-safety, environmental, composting and export regulations and to maintain all necessary licenses and permits;

•	Lack of diversification in our business via a reliance on fresh white button mushrooms and recent processing business;

•	changes to PRC or local tax incentives, farming subsidies or agricultural-development plans;

•	volatility in the cost of substrate materials, energy, labor and transportation;

•	our need for and access to additional debt or equity financing on acceptable terms;

•	our common shares are currently listed on the OTCMKTS of the OTC Markets Group, Inc. which provides shareholders with limited liquidity due to low trade volume and limits our access to the broader capital markets which may hamper our ability to raise funds and increase share-price volatility.

•	delays or cost overruns in facility expansions, equipment installations or scaling of operations;

•	losses due to mushroom diseases, pests or system malfunctions in climate-controlled facilities;

•	as a closely held corporation, a small number of shareholders control a significant portion of our shares, which may limit trading float and influence governance decisions.

•	fluctuations in the exchange rate between the Renminbi and the U.S. dollar and PRC restrictions on currency conversion;

•	our ability to protect proprietary growing, processing and composting technologies under PRC IP laws;

•	evolving PRC and U.S. data-security and privacy laws, and potential impacts of cybersecurity reviews;

•	our dependence on and ability to retain experienced executives and technical staff;

•	our capacity to integrate new operations, strengthen controls and maintain quality and safety as we grow; and

Other risks described in our filings with the SEC, including elsewhere in this Form 10-Q and our 2024 Form 10-K. Should any of these or other risks materialize, or should any of the underlying assumptions prove incorrect, actual results may differ materially from those expressed in or implied by forward-looking statements. Except as required by law, we undertake no obligation to update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

ESG Inc. (“ESG”) was incorporated in July 2021 in the State of Nevada under the name “Plasma Innovative Inc.” (“Plasma”). On November 6, 2023, Plasma Innovative Inc. entered into a share exchange agreement (the “Share Exchange Agreement”) with ESG Inc. (“ESGI”), a Nevada corporation, and the shareholders of ESGI (the “ESGI Shareholders”), whereby One Hundred Percent (100%) of the ownership interest of ESGI was exchanged for 10,432,800 shares of common stock of Plasma issued to the ESGI Shareholders.  On November 22, 2023, Plasma Innovative Inc. filed Articles of Merger with the State of Nevada to merge ESG Inc. into Plasma Innovative Inc. Plasma Innovative Inc. was the surviving entity with its name changed into ESG Inc.

ESG is a Nevada holding company, headquartered in Kennett Square, Pennsylvania. Through the deep agricultural and food-industry experience of its management team, ESG develops and operates sustainable, plant-based food-ingredient and production businesses, initially focusing on high-quality mushroom composting, cultivation and processing with plans to expand into broader food-related ventures.

At the top of its corporate structure, ESG holds its Chinese operations through two intermediate entities—ESG China Limited in Hong Kong and Hainan ESG Technology Co., Ltd. (“Hainan ESG”) in the PRC. On September 28, 2023, Hainan ESG acquired a 74.52% equity interest in Funan Allied United Farmer Products Co., Ltd. (“AUFP”) via a share-exchange transaction. AUFP in turn directly owns two Chinese operating subsidiaries:

•	Anhui Allied United Mushroom Technology Co., Ltd. (“AUMT”) – manufactures Phase III compost using locally sourced straw and manure, with capacity of up to 90,000 tons per year.

•	Anhui Allied United Mushroom Co., Ltd. (“AUM”) – operates mushroom-growing facilities covering roughly 335,000 sq. ft., with the capacity to produce up to 20 million pounds of fresh white button mushrooms annually.

All of ESG’s operations are conducted through these wholly-foreign-owned entities in China (including a WFOE structure), each duly organized under PRC law and holding all required governmental authorizations. The Company exercises full managerial control over its subsidiaries and complies with applicable overseas-listing filing requirements under CSRC Trial Measures and related PRC regulations.

Leveraging its vertically integrated platform, ESG combines advanced composting technology, climate-controlled cultivation and emerging processing capabilities—such as its fourth-quarter 2024 launch of dried mushroom seasoning powder for export—to meet growing global demand for sustainable, plant-based foods. Guided by our principles, the Company aims to deliver high-quality products while driving innovation, environmental stewardship and long-term value creation.

Foreign Exchange Impact

All of the Company’s revenue is earned in RMB, while its reporting and financing are conducted in U.S. dollars. Consequently, fluctuations in the RMB/U.S.-dollar exchange rate directly affect our consolidated revenue, cost of goods sold and cash-flow metrics when translated into U.S. dollars, even if our operating performance in RMB remains constant.

Available Information

The Company periodically provides certain information to investors on its corporate website, www.esgfood.net. This includes press releases and other information about financial performance, information on environmental, social and governance matters. The information contained on the websites referenced in this Form 10-Q is not incorporated by reference into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

Revenue

For the three months ended March 31, 2025 and 2024, we had revenues of $1,587,144 and $2,378,281, respectively, a $791,137 or 33.3% decrease. The decrease was primarily due to the reduced input and production of Compost III, as efforts were prioritized on building an additional environmental protection facility. We constructed a sealed steel structure equipped with odor discomposing devices to control the organized release of odors from the composting bunker, requiring us to pause the operations of one of our composting operating facilities for three batches and causing the first loss of our composting business line. This pause also cause a delay in our export of Phase III compost.

Cost of Goods Sold

For the three months ended March 31, 2025 and 2024 total cost of goods sold was $1,506,212 and $2,468,914, respectively, a decrease of $962,702 or 39.0%. This decrease was primarily due to the reduced input as explained under revenue.

Gross Profit

Gross profit for the three months ended March 31, 2025 was $80,932, compared to ($90,633) for the three months ended March 31, 2024. The increase was primarily attributable to a favorable increase in our gross margin to 5.1% from -3.8% for the three months ended March 31, 2025 and 2024, respectively. The Company reduced defects and improved production efficiency by better quality control.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2025 and 2024 were $289,330 and $318,316, respectively decreased $28,986, or 9.1%. The decrease was driven primarily by reducing labor costs and tightening control over discretionary spending, like replacing non-essential travel with virtual meetings.

Research and Development Expenses

Research and Development expenses decreased $64,765, or 49.4% from $131,088 to $66,323, for the three quarters ended March 31, 2025 compared the same quarter in 2024. The decrease was due to the reduction on research and development in AUFP in the first quarter of 2025.

Interest Expenses

Interest expenses decreased $19,085, or 12.8%, to $130,402 for the three months ended March 31, 2025 compared to $149,487 in the same quarter in 2024. The decrease was due to the reduced bank loans.

Other Income (expenses)

Other income (expenses) increased $224,934, or 234.4% to $128,970 for the three months ended March 31, 2025, compared to ($95,964) for the same quarter in 2024. The increase was mainly due to a one time write off of $162,069 in raw materials in the first quarter of 2024.

Liquidity and Capital Resources

As of March 31, 2025, the Company had limited cash and a working capital deficiency of $6,657,408. These factors, among others, raise the substantial doubt about the Company’s ability to continue as a going concern. The working capital deficiency was primarily caused by short-term bank loans and payables. The short-term bank loans had total balance of $6,024,678, and all the bank loans need to be renewed yearly and classified as current liabilities.

The management is working to finance our cash needs through a combination of equity offerings, and debt financings. However there is no assurance that all management’s plans will be successful. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 was $1,625,425 and generated $94,973 by operating activities for the three months ended March 31, 2024, a decrease of $1,720,398, or 1811.5%. This decrease was primarily due to $2,849,351 of accounts payable paid.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 and 2024 was $88,321 and $0, respectively, an increase of $88,321, or 100%. The increase was due to the purchase of PPE in the first quarter of 2025.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 and 2024 was $1,416,723 and $138,481, respectively, an increase of $1,278,242, or 923.0%. The Company made debt payments of an aggregate of $194,627 and borrowed $1,611,350 during the three months ended March 31, 2025. The Company borrowed $138,481 of debt during the three months ended March 31, 2024.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2025, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements, including the notes thereto. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on April 15, 2025. There were no significant changes to our critical accounting policies during the three months ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of March 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the three months ended March 31, 2025, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Limitations of the Effectiveness of Internal Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. Other Information

Item 1. Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not aware of any material legal proceedings to which we or any of our subsidiaries is a party or to which any of our property is subject, nor are we aware of any such threatened or pending litigation or any such proceedings known to be contemplated by governmental authorities.

Item 1A. Risk Factors

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, you should consider the risks described in the section of our 2024 20-K entitled “Item 1A. Risk Factors.” Other than those listed below, there have been no material changes to such risk factors during the quarter ended March 31, 2025. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations. '

 We face refinancing risk, as our PRC subsidiaries’ bank loans mature annually and must be renewed each year.

Our PRC subsidiaries’ outstanding bank loans mature on an annual basis and must be renewed each year. If we are unable to renew or replace these short-term facilities on acceptable terms—or if lenders exercise their right to call the loans in full—we may be forced to seek alternative financing on less favorable terms or be unable to obtain financing at all, which could materially and adversely affect our liquidity, financial condition and results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As reported by the Company on a Current Report on Form 8-K filed with the SEC on March 26, 2025, on March 23, 2025, the Company  terminated RH CPA (“Former Auditor”) as its independent registered public accounting firm and engaged Prager Metis CPAs, LLC (“New Auditor”) as its independent registered public accounting firm which was approved by the Company’s Board of Directors.

Item 6. Exhibits

Item 6. Exhibits.

Exhibit	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1 filed with the SEC on September 24, 2021)

3.2	Agreement and Plan of Merger, dated effective as of November 16, 2023, by and between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023)

3.3	Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023)

3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2(a) to the Registration Statement on Form 10-Q filed with the SEC on September 21, 2021).

10.1	Technology Assignment Agreement, dated August 6, 2021, by and between Plasma Innovative Inc. and Hanliang Shao, (incorporated by reference herein to Exhibit 10.1 to the Registration Statement on Form 10-Q filed with the SEC on September 21, 2021)

10.2	Investment and Cooperation Agreement, dated January 4, 2021, between the company and Funan Agricultural Reclining Investment Co. Ltd (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the SEC on September 19, 2024)

10.3	Share Exchange Agreement between ESG Inc. and Funan Allied United Farmer Products Co., Ltd, dated September 28, 2023 (incorporated by reference to Exhibit 10.1 to the Curent Report on Form 8-K filed with the SEC on November 9, 2023)

10.4	Share Exchange Agreement between Plasma Innovative Inc. with ESG Inc. dated November 6, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on November 9, 2023)

16.1	Letter from RH CPA, dated March 23, 2025 (incorporated by reference to Exhibit 16.01 to the Current Report on Form 8-K filed with the SEC on March 26, 2025).

31.1*	Certification of the Principal Executive and Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Principal Executive Officer and Principal Financial pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL*	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF*	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB*	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE*	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESG INC.

Date: May 15, 2025	By:	/s/ Zhi Yang
	Name:	Zhi Yang
	Title:	President and CEO
(Principal Executive, Financial and Accounting Officer)