Form 10-Q
period 2025-06-30
ESG Inc.
filed 2025-08-15
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,899,468 common shares issued and outstanding as of August 14, 2025

ESG INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS1

[1]	Printer to update

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ESG INC.

Consolidated Balance Sheet

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$129,372	$110,343
Restricted cash	-	56,398
Accounts receivable	3,637,675	2,917,093
Inventories	2,114,503	2,906,383
Other receivable	277,984	245,232
Advance to suppliers	494,520	736,094
Total Current Assets	6,654,054	6,971,543

Property, plant and equipment, net	16,815,744	17,184,192
Intangible assets, net	2,954,995	2,934,213
Value added tax receivable	2,872,675	2,704,109
Total Non-current Assets	22,643,414	22,822,514

Total Assets	$29,297,468	$29,794,057

Liabilities and Shareholders' Equity
Current Liabilities
Short-term bank loans	$6,002,150	$5,988,024
Account payable	1,494,224	4,604,011
Accrued expenses and other current liabilities	4,800,392	3,092,953
Deferred income, current	113,704	121,897
Total Current liabilities	12,410,470	13,684,988

Bank loans
Deferred income	1,051,664	1,073,487
Long-term payable	1,031,438	1,095,690
Total Non-current liabilities	2,083,102	2,169,177

Total Liabilities	14,493,572	15,854,164

Commitments and Contingencies

Shareholders' Equity
Common stock	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(289,746)	(711,270)
Accumulated deficit	136,290	(168,600)
Total Company stockholders' Equity	11,024,832	10,298,418
Noncontrolling interest	3,779,064	3,519,577
Total Equity	14,803,896	13,817,995

Total Liabilities and Stockholders' Equity	$29,297,468	$29,794,057

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$2,490,036	$2,509,781	$4,077,180	$4,888,062
Cost of goods sold	1,407,670	2,077,594	2,913,882	4,546,508

Gross profit	1,082,366	432,187	1,163,298	341,554

Operating expenses	-		-
Selling, General and administrative expense	120,934	147,590	410,264	465,906
Research and development cost	155,053	128,696	221,376	259,784
Total operating expenses	275,987	276,286	631,640	725,690

Income (Loss) from operations	806,379	155,901	531,658	(384,136)

Non-operating income (expense)
Interest expense	(133,921)	(132,118)	(264,323)	(281,605)
Other Income	23,944	80,540	152,914	(15,424)
Total non-operating income (expenses), net	(109,977)	(51,578)	(111,409)	(297,029)

Income (Loss) before income taxes	696,402	104,323	420,249	(681,165)

Income taxes	-	-	-	-

Net income (loss)	696,402	104,323	420,249	(681,165)
Less: income (loss) attributable to noncontrolling interest	178,848	22,976	115,359	(174,845)
Net income (loss) to ESG Inc.	$517,554	$81,347	$304,890	$(506,320)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	129,638	(8,033)	421,524	(167,613)
Foreign currency translation gain (loss) attributable to noncontrolling interest	44,326	(2,746)	144,128	(57,310)

Comprehensive income (loss) attributable to the Company	647,192	73,314	726,414	(673,933)
Comprehensive income (loss) attributable to noncontrolling interest	223,174	20,230	259,487	(232,155)
Net income (loss) per share - basic and diluted	$0.01	$0.00	$0.03	$(0.03)
Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468	25,899,468	25,899,468

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	income	equity	interest	Total
Balance at December 31, 2024	25,899,468	$25,900	$11,152,388	$(168,600)	$(711,270)	$10,298,418	$3,519,577	$13,817,995
Net income	-	-	-	(212,664)	-	(212,664)	(63,489)	(276,153)
Foreign currency translation adjustment	-	-	-	-	291,886	291,886	99,802	391,688
Balance at March 31, 2025	25,899,468	$25,900	$11,152,388	$(381,264)	$(419,384)	$10,377,640	$3,555,890	$13,933,530
Net income		-	-	-	517,554	517,554	178,848	696,402
Foreign currency translation adjustment					$129,638	$129,638	$44,326	$173,964
Balance at June 30, 2025	25,899,468	$25,900	$11,152,388	136,290	(289,746)	11,024,832	3,779,064	14,803,896
Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,113,233)	$(430,206)	$9,634,849	$3,312,459	$12,947,308
Net income	-	-	-	(587,667)	-	(587,667)	(197,821)	(785,488)
Foreign currency translation adjustment	-	-	-	-	(159,580)	(159,580)	(54,564)	(214,144)
Balance at March 31, 2024	25,899,468	$25,900	$11,152,388	$(1,700,900)	$(589,786)	$8,887,602	$3,060,074	$11,947,676
Net income				$81,347	-	81,347	22,976	104,323
Foreign currency translation adjustment		-	-	-	(8,033)	(8,033)	(2,746)	(10,779)
Balance at June 30, 2024	25,899,468	$25,900	$11,152,388	$(1,619,553)	$(597,819)	$8,960,916	$3,080,304	$12,041,220

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2025	June 30, 2024

Cash flows from operating activities:
Net income (loss)	$420,249	$(681,165)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	922,725	901,289
Changes in assets and liabilities:
Accounts receivable	(658,000)	(70,139)
Inventories	835,870	(522,578)
Accounts payables	(3,156,329)	1,561,957
Other current and non-current liabilities	104,207	(1,172,556)
Net cash provided by (used in) operating activities	(1,531,277)	16,808

Cash flows from investing activities:
Acquisition of fixed assets	(208,253)	(264,441)

Net cash used in investing activities	(208,253)	(264,441)

Cash flows from financing activities:
Proceeds from loans	-	41,517
Payment of loans payable	(96,521)	(98,370)
proceeds from non-bank loans	1,437,774	-
Net cash provided by (used in) financing activities	1,341,253	(56,853)

Effect of exchange rate changes on cash	360,909	97,368

Net increase (decrease) in cash	(37,369)	(207,118)

Cash, beginning of year	166,741	342,342

Cash, end of year	$129,372	$135,223

Supplemental disclosures of cash flow information:
Cash paid for interest	$(152,201)	$(281,605)
Cash paid for income tax

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 20252

(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation and Preparation

The consolidated financial statements include the accounts of ESG Inc. and its wholly owned subsidiaries (collectively “ESG” or the “Company”). In the opinion of the Company’s management, the condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation. The preparation of these condensed consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“GAAP”) requires the use of management estimates. These consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and accompanying notes included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).

Note 2 – Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of June 30, 2025, the Company had limited cash and working capital deficiency of $ 5,756,417. These factors, among others, raise the substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The working capital deficiency was primarily caused by bank loans and payables. The bank loans had total balance of $6,002,150, and all the bank loans need to be renewed yearly and classified as current liabilities. Management is working to replace current bank loans with long-term loans to improve our capital structure. However, there is no assurance that all management’s plans will be successful. In addition, the Company had $2,872,675 of value added tax receivable which was classified as non-current assets as of June 30, 2025, the Company filed application for a tax refund in May, 2025 to enhance our liquidity.

Note 3 – Revenue

Net sales disaggregated by significant products for the three and six months ended June 30, 2025 and 2024 were as follows:

		Three Month Ended		% of Total Revenue
Geographic	Products	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
China, mainland	Compost III	$490,980	$992,593	19.7%	39.5%
China, mainland	White Button Mushroom	887,923	1,517,188	35.7%	60.5%
China, Hongkong	Mushroom powder seasonings	1,111,133	-	44.6%	-
Total	Total net sales	$2,490,036	$2,509,781	-	-

[1]	Printer to add.

		Six Month Ended		% of Total Revenue
Geographic	Products	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
China, mainland	Compost III	$602,758	$1,686,078	31.4%	34.5%
China, mainland	White Button Mushroom	1,281,571	3,201,984	14.8%	65.5%
China, Hongkong	Mushroom powder seasonings	2,192,851	-	53.8%	-
Total	Total net sales	$4,077,180	$4,888,062	-	-

Note 4 – Concentration

Customer

The Company had two customers that individually represented 10% or more of total sales, which accounted for 53.8% and 17.2% for the six months ended June 30, 2025. For the year ended December 31, 2025, there were 5 customers sales were over 10% and accounted for 31.1%, 16.0%, 14.6%, 14.0%, and 12.7%.

Accounts Receivables

As of June 30, 2025, the account receivable from one customer accounted for 94.9% of the total Company’s accounts receivable. As of December 31, 2024, Accounts receivable from one customer accounted for 95.4% of the total Company’s accounts receivable balance.

Note 5 –Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of June 30, 2025 and December 31, 2024:

Inventories

	June 30, 2025	December 31, 2024
raw materials	$1,514,133	$1,808,253
Inventories in transit	-	125,917
finished goods	-	650,282
work in progress	600,370	321,931
Total inventories	$2,114,503	$2,906,383

Property, Plant and Equipment, Net

	June 30, 2025	December 31, 2024
Gross property, plant and equipment	$25,560,158	$24,884,609
Accumulated depreciation	(8,744,414)	(7,700,417)
Total property, plant and equipment, net	$16,815,744	$17,184,192

Accrued expenses and other liabilities

	June 30, 2025	December 31, 2024
Advances from customers	$79,565	$81,153
Salary payable	176,485	87,206
Tax payable	(3,026)	17,235
Other payable	3,382,655	2,754,809
Long-term payable, current portion	164,713	152,550
Total	$4,800,392	$3,092,953

Note 6 – Account receivables

As of June 30, 2025 and December 31, 2024, the accounts receivable were $3,637,675 and $2,917,093, respectively. Most of the accounts receivable were from mushroom powder seasoning sales. Deposit and advances are required for Compost III and Fresh mushroom sales.

Note 7 – Other Payables

Other payable are primary composed of debt with private fund and accrued interest, deposit and current portion of long term debt. As of June 30, 2025 and December 31, 2024, the Company had outstanding debt with private fund and institutions recorded as other payables for an aggregate carrying amount of $3,322,120 and $2,049,011, respectively.

Note 8 – Bank Loans

Short-term bank loans consisted of the following:

December 31,	2025	Interest rate	Due date	2024	Interest rate	Due date
Agricultural Bank of China Funan Branch (1)	697,925	4.65%	04/02/26	781,047	3.70%	04/02/25
Anhui Funan Rural Commercial Bank (2)	1,954,188	5.60%	12/20/26	1,918,360	5.60%	12/20/25
Anhui Funan Rural Commercial Bank (3)	1,395,849	5.60%	03/24/26	1,370,257	5.60%	03/28/25
Anhui Funan Rural Commercial Bank (4)	837,509	5.60%	01/15/26	822,154	5.60%	01/16/25
Bank of China Funan Branch (5)	1,116,689	3.60%	03/13/26	1,096,206	3.60%	03/12/25
Total	$6,002,150			$5,988,024

(1)	Loans are guaranteed by the founder of AUFP and SME Guarantee Corporation.

(2)	Loans are guaranteed by legal representative, the founder, and one shareholder of AUFP, ESG Hainan and SME Guarantee Corporation.

(3)	Loans are guaranteed by legal representative, and the founder of AUFP, AUFP and SME Guarantee Corporation.

(4)	Loans was guaranteed by legal representative and the founder of AUFP, AUFP and SME Guarantee Corporation.

(5)	$1,116,689 and $1,096,206 of loans from Bank of China were pledged by buildings as of June 30, 2025, and December 31, 2024, respectively.

Note 9 – Income Taxes

The income taxes were zero for the three and six months ended June 30, 2025 and 2024. Compost III and white button mushroom are income tax and VAT tax free products.

Note 10 – Segment Information

The following table shows information by reportable segment for the three and six months ended June 30, 2025 and 2024:

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Three Months Ended June 30, 2025
Net operating revenues:
Third party	$887,923	$490,980	$1,111,133	$-	$-	$2,490,036
Intersegment	2,465	171,990	-	-	(174,455)	-
Total net operating revenues	890,388	662,970	1,111,133	-	-	2,664,491
Cost of goods sold	159,005	(6,466)	(1,560,210)	-	-	(1,407,670)
Intersegment cost of goods sold	207,498	(379,488)	(766,568)	-	938,558	-
Total net operating cost	(629,043)	(385,954)	(2,326,778)	-	-	(3,341,775)
Selling, general administrative expenses	(41,968)	(18,441)	(55,009)	(5,515)	-	(120,934)
Research and development	(67,993)	(76,391)	(10,668)	-	-	(155,053)
Operating income (loss)	936,966	389,682	(514,754)	(5,515)	-	806,379
Interest income (expense)	(66,227)	(8,781)	(58,913)	-	-	(133,921)
Other income (loss) — net	7,913	1,413	14,618	-	-	23,944
Income before income taxes	$878,652	$382,314	$(559,049)	$(5,515)	-	$696,402

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Six Months Ended June 30, 2025
Net operating revenues:
Third party	$1,281,571	$602,758	$2,192,851	$-	$-	$4,077,180
Intersegment	995,546	379,488	-	-	(1,375,034)	-
Total net operating revenues	2,277,117	$982,246	2,192,851	-	-	5,452,214
Cost of goods sold	(41,132)	(153,034)	(2,719,917)	-	-	(2,913,882)
Intersegment cost of goods sold	(995,546)	(379,488)	-	-	1,682,799	-
Total net operating cost	(1,036,678)	(532,522)	(2,719,917)	-		(4,288,916)
Selling, general administrative expenses	(86,726)	(24,909)	(266,132)	(32,496)	-	(410,264)
Research and development	(104,748)	(105,959)	(10,668)	-	-	(221,376)
Operating income (loss)	1,048,964	318,856	(803,666)	(32,496)		531,658
Interest income (expense)	(156,157)	(18,865)	(89,301)			(264,323)
Other income (loss) — net	39,107	85,140	28,667			152,914
Income before income taxes	$931,914	$385,131	$(864,300)	$(32,496)	-	$420,249

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Three Months Ended June 30, 2024
Net operating revenues:
Third party	$1,517,188	$992,593	$-	$-	$-	$2,509,781
Intersegment	-	609,898	-	-	(284,869)	-
Total net operating revenues	1,517,188	1,602,491	-	-	-	2,509,781
Cost of goods sold	(1,354,244)	(326,325)	(397,025)	-	-	(2,077,594)
Intersegment cost of goods sold	(609,898)	-	-	-	609,898
Total net operating cost	(1,964,142)	(326,325)	(397,025)	-	-	(2,077,594)
Selling, general administrative expenses	(4,913)	(74,969)	(26,859)	(40,849)	-	(147,590)
Research and development	(106,171)	(6,255)	(16,270)	-	-	(128,696)
Operating income (loss)	51,860	585,044	(440,155)	(40,849)	-	155,901
Interest income (expense)	(75,606)	(10,872)	(45,640)	-	-	(132,118)
Other income (loss) — net	22,202	(8,648)	66,986	-	-	80,540
Income before income taxes	$(1,544)	$565,524	$(418,808)	$(40,849)	$-	$104,323

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Six Months Ended June 30, 2024
Net operating revenues:
Third party	$3,201,984	$1,686,078	$-	$-	$-	$4,888,062
Intersegment	-	894,768	-	-	(894,768)	-
Total net operating revenues	3,201,984	2,580,846	-	-	-	4,888,062
Cost of goods sold	(2,469,565)	(1,234,884)	(842,059)	-	-	(4,546,508)
Intersegment cost of goods sold	(894,768)	-	-	-	894,768	-
Total net operating cost	(3,364,333)	(1,234,884)	(842,059)	-	-	(4,546,508)
Selling, general administrative expenses	(87,649)	(84,340)	(243,128)	(50,789)	-	(465,906)
Research and development	(156,000)	(43,784)	(60,000)	-	-	(259,784)
Operating income (loss)	488,770	323,070	(1,145,187)	(50,789)	-	(384,136)
Interest income (expense)	(180,064)	(21,393)	(80,979)	831	-	(281,605)
Other income (loss) — net	48,077	(154,968)	91,467	-	-	(15,424)
Income before income taxes	$356,783	$146,709	(1,134,699)	$(49,958)	-	$(681,165)

Note 11 - Correction of Immaterial Misstatement

During the year ended December 31, 2024, the Company corrected an error that occurred in 2019. The payment of approximately $420,067 was posted under the wrong supplier account which was subsequently settled based on a settlement agreement. The Company determined that the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. As a result, the accompanying consolidated balance sheet for the year ended December 31, 2023 has been corrected for the following: accounts payable decreased from $1,450,405 to $1,300,676, the accumulated deficit decreased from $1,224,811 to $1,113,233 and noncontrolling interest increased from $3,274,308 to $3,312,459. The Company assessed the materiality of the misstatement quantitatively and qualitatively and has concluded that the correction of the classification is immaterial to the consolidated financials taken as a whole.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) for the quarterly period ended June 30, 2025, as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “2024 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-Q and our 2024 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

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

At the top of its corporate structure, ESG holds its Chinese operations through two intermediate entities—ESG China Limited in Hong Kong and Hainan ESG Technology Co., Ltd. (“Hainan ESG”) in the PRC. On September 28, 2023, Hainan ESG acquired a 74.52% equity interest in Funan Allied United Farmer Products Co., Ltd. (“AUFP”) via a share-exchange transaction. AUFP in turn directly owns two Chinese operating subsidiaries:

•	Anhui Allied United Mushroom Technology Co., Ltd. (“AUMT”) – manufactures Phase III compost using locally sourced straw and manure, with capacity of up to 90,000 tons per year.
•	Anhui Allied United Mushroom Co., Ltd. (“AUM”) – operates mushroom-growing facilities covering roughly 335,000 sq. ft., producing up to 20 million pounds of fresh white button mushrooms annually.

All of ESG’s operations are conducted through these wholly-foreign-owned entities in China (including a WFOE structure), each duly organized under PRC law and holding all required governmental authorizations. The Company exercises full managerial control over its subsidiaries and complies with applicable overseas-listing filing requirements under CSRC Trial Measures and related PRC regulations.

Leveraging its vertically integrated platform, ESG combines advanced composting technology, climate-controlled cultivation and emerging processing capabilities—such as the launch of dried mushroom seasoning powder for export—to meet growing global demand for sustainable, plant-based foods. Guided by our principles, the Company aims to deliver high-quality products while driving innovation, environmental stewardship and long-term value creation.

During the second quarter, the Company initiated a temporary scale-down of production at its China facility to allow for the installation of new equipment and completion of facility construction necessary to comply with China's Environmental Protection Agency (EPA) regulations in order to integrate operations between the existing facility and the planned expansion. While the scale-down of production reduces revenues in 2025, management expects improved operational efficiency and compliance benefits upon completion.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

Revenue

For the three months ended June 30, 2025, we had revenues of $2,490,036 and $2,509,781, respectively, a $19,745 or 0.8% decrease. The decrease was primarily due to the reduced input and production of Compost III and fresh mushroom, as efforts were prioritized on building an additional environmental protection facility.

Cost of Goods Sold

For the three months ended June 30, 2025 and 2024 total cost of goods sold was $1,407,670 and $2,077,594, respectively, a decrease of $669,924 or 32.2%. This decrease was primarily due to the reduced input.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $650,179, compared to $432,187 for the three months ended June 30, 2024. The increase was primarily attributable to a favorable increase in our gross margin to 43.5% from 17.2% for the three months ended June 30, 2025 compared to the same period in 2024.

Research and Development Expenses

Research and Development expenses increased $26,357, or 20.5% from $128,696 to $155,053 for the three months ended June 30, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2025 decreased $26,656, or 18.1%, from $147,590 to $120,934, compared to the same period in 2024. The decrease was driven primarily by reducing labor costs and tightening control over discretionary spending, like replacing non-essential travel with virtual meetings

Interest Expenses

Interest expenses increased $1,803, or 1.4%, to $133,921 for the three months ended June 30, 2025 compared to the same quarter in 2024 due to the decrease of the currency exchange rate.

Other Income (expenses)

Other income decreased $56,596, or 70.3% from $80,540 to $23,944 for the three months ended June 30, 2025, compared to $80,540 for the same quarter in 2024. The decrease was mainly due to a decrease in the amount of grant received.

Comparison of the six months ended June 30, 2025 and 2024

Revenue

For the six months ended June 30, 2025, we had revenues of $4,077,180 compared to $4,888,062 for the same quarter in 2024, a $810,882 or 16.6% decrease. The decrease was primarily due to the reduced input and production of Compost III and fresh mushroom, as efforts were prioritized on building an additional environmental protection facility.

Cost of Goods Sold

For the six months ended June 30, 2025 the total cost of goods sold was $2,913,882 compared to the same period in $4,546,508, a decrease of $1,632,626 or 35.9% compared to the same period in 2024. This decrease was primarily due to the reduced production input and efficiency of the production and quality control.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $1,163,298, compared to $341,554 for the six months ended June 30, 2024. The increase was primarily attributable to a favorable increase in our gross margin to 28.5% from 7.0% for the six months ended June 30, 2025.

Research and Development Expenses

Research and Development expenses decreased $38,408, or 14.8% from $259,784 to $221,376 for the six months ended June 30, 2025 compared to the same period in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 and 2024 decreased $55,642, or 11.9%, from $465,906 to $410,264, for the same period in 2024. The decrease was driven primarily by reducing labor costs and tightening control over discretionary spending, like replacing non-essential travel with virtual meetings.

Interest Expenses

Interest expenses decreased $17,282, or 6.1%, to $264,323 for the six months ended June 30, 2025 compared to $281,605 in the same period in 2024. The decrease was primarily due to the impact of currency exchange rate change.

Other Income (expenses)

Other income increased $168,338, or 1091.4% to $152,914 for the six months ended June 30, 2025, compared to $15,424 of expense for the same period in 2024. The increase was mainly due to the one time written-off of $162,069 in 2024.

Liquidity and Capital Resources

As of June 30, 2024, the Company had limited cash and a working capital deficiency of $5,756,417. These factors, among others, raise the substantial doubt about the Company’s ability to continue as a going concern. The working capital deficiency was primarily caused by short-term bank loans and payables. The bank loans had total balance of $6,002,150, and all the bank loans need to be renewed yearly and classified as current liabilities.

The management is working to finance our cash needs through a combination of equity offerings, debt financings and collaboration agreements. However, there is no assurance that all management’s plans will be successful.

.

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 was $1,531,277 and generated $16,808 by operating activities for the six months ended June 30, 2024, a decrease of $1,548,085, or 9210.4%. This increase was primarily due to $3,156,329 of net accounts payable paid.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 and 2024 was $208,253 compared to $264,441 during the same period in 2024, a decrease of $56,188, or 21.2%. The investing activities were PPE purchases both in 2025 and 2024.

Cash Flows from Financing Activities

Net cash provided in financing activities during the six months ended June 30, 2025 was $1,341,253 and -$56,853 compared to the same period in 2024, an increase of $1,398,106, or 2459.2%. The Company borrowed $1,437,774 and made a payment of $96,521 during the six months ended June 30, 2025. The Company borrowed $41,517 and made a payment of $98,370 toward debt during the six months ended June 30, 2024.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2025, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations

Our long-term debt obligations as of June 30, 2025 were $1,031,438. $164,713 was included in accrued expenses and other current labilities as current portion of long-term liabilities and expected to be paid within 12 months. Our long-term debt obligations are related to assets acquisition. Refer to “Note 11 - Assets Acquisition and Long-term Payable” in our Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements, including the notes thereto. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on April 15, 2025. There were no significant changes to our critical accounting policies during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of June 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

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

Change in Internal Control over Financial Reporting

During the six months ended June 30, 2025, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

During the second quarter, the Company initiated a temporary scale-down of production at its China facility to allow for the installation of new equipment and completion of facility construction necessary to comply with China's Environmental Protection Agency (EPA) regulations in order to integrate operations between the existing facility and the planned expansion. The Scale-down of production will become the suspension of production if it is necessary by the construction and installation. The suspension is expected to last approximately three months if any, during which time production will be reduced or nothing. While the scale-down and the suspension if any is anticipated to temporarily reduce revenues in 2025, management expects improved operational efficiency and compliance benefits upon completion.

Our decision to temporarily scale down or suspend production if necessary at our China facility to complete China's EPA compliance upgrades and integrate expansion may result in decreased revenue and increased costs in the near term. Delays in construction, equipment Installation, or regulatory approvals could extend the shutdown period, adversely affecting our financial results.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As reported by the Company on a Current Report on Form 8-K filed with the SEC on August 8, 2025, on August 8, 2025, the Company  terminated Prager Metis CPAs, LLC (“Former Auditor”) as its independent registered public accounting firm and engaged Boladale Lawal & Co. (“New Auditor”) as its independent registered public accounting firm which was approved by the Company’s Board of Directors.

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

ESG INC.

Date: August [ ], 2025	By:	/s/ Zhi Yang
	Name:	Zhi Yang
	Title:	President and CEO
(Principal Executive, Financial and Accounting Officer)