Form 10-Q
period 2025-09-30
ESG Inc.
filed 2025-11-14
CIK 1883835

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,899,468 common shares issued and outstanding as of November 14, 2025

ESG INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ESG INC.

Consolidated Balance Sheet

	September 30,	December 31,
	2025	2024
Assets
Current Assets
Cash	$109,159	$110,343
Restricted cash	-	56,398
Accounts receivable	3,324,630	2,917,093
Inventories	1,342,114	2,906,383
Other receivable	265,837	245,232
Advance to suppliers	208,973	736,094
Value added tax receivable, current	2,068,213	-
Total Current Assets	7,318,926	6,971,543

Property, plant and equipment, net	16,456,348	17,184,192
Intangible assets, net	2,957,647	2,934,213
Value added tax receivable	893,542	2,704,109
Total Non-current Assets	20,307,537	22,822,514

Total Assets	$27,626,463	$29,794,057

Liabilities and Shareholders' Equity
Current Liabilities
Short-term bank loans	$6,041,532	$5,988,024
Convertible notes payable	275,000	-
Account payable	2,953,422	4,604,011
Accrued expenses and other current liabilities	2,940,089	3,092,953
Deferred income, current	114,450	121,897
Total Current liabilities	12,324,493	13,684,988

Deferred income	1,022,166	1,073,487
Long-term payable	998,554	1,095,690
Total Non-current liabilities	2,020,720	2,169,177

Total Liabilities	14,345,213	15,854,164

Commitments and Contingencies

Shareholders' Equity
Common stock	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(148,253)	(711,270)
Accumulated deficit	(1,185,713)	(168,600)
Total Company stockholders' Equity	9,844,323	10,298,418
Noncontrolling interest	3,436,927	3,519,577
Total Equity	13,281,250	13,817,995

Total Liabilities and Stockholders' Equity	$27,626,463	$29,794,057

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$491,339	$2,234,549	$4,568,519	$7,122,611
Cost of goods sold	1,423,583	1,725,979	4,337,465	6,272,487

Gross profit	(932,244)	508,570	231,054	850,124

Operating expenses	-		-
Selling, General and administrative expense	607,608	241,948	1,017,872	707,854
Research and development cost	139,829	144,582	361,205	404,366
Total operating expenses	747,437	386,530	1,379,077	1,112,220

Income (Loss) from operations	(1,679,681)	122,040	(1,148,023)	(262,096)

Non-operating income (expense)
Interest expense	(126,968)	(125,380)	(391,291)	(406,985)
Other Income	94,129	(181)	247,043	(15,605)
Total non-operating income (expenses), net	(32,839)	(125,561)	(144,248)	(422,590)

Income (Loss) before income taxes	(1,712,520)	(3,521)	(1,292,271)	(684,686)

Income taxes	-	-	-	-

Net income (loss)	(1,712,520)	(3,521)	(1,292,271)	(684,686)
Less: income (loss) attributable to noncontrolling interest	(390,517)	(26,218)	(275,158)	(201,063)
Net income (loss) to ESG Inc.	$(1,322,003)	$22,697	$(1,017,113)	$(483,623)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	141,493	161,997	563,017	(5,616)
Foreign currency translation gain (loss) attributable to noncontrolling interest	48,380	55,390	192,508	(1,920)

Comprehensive income (loss) attributable to the Company	(1,180,510)	184,694	(454,096)	(202,983)
Comprehensive income (loss) attributable to noncontrolling interest	(342,137)	29,172	(82,650)	(489,239)

Net income (loss) per share - basic and diluted	$(0.02)	$0.01	$(0.02)	$(0.02)

Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468	25,899,468	25,899,468

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	Income	equity	interest	Total
Balance at December 31, 2024	25,899,468	$25,900	$11,152,388	$(168,600)	$(711,270)	$10,298,418	$3,519,577	$13,817,995
Net income	-	-	-	(212,664)	-	(212,664)	(63,489)	(276,153)
Foreign currency translation adjustment	-	-	-	-	291,886	291,886	99,802	391,688
Balance at March 31, 2025	25,899,468	$25,900	$11,152,388	$(381,264)	$(419,384)	$10,377,640	$3,555,890	$13,933,530
Net income	-	-	-	517,554		517,554	178,848	696,402
Foreign currency translation adjustment					$129,638	$129,638	$44,326	$173,964
Balance at June 30, 2025	25,899,468	$25,900	$11,152,388	136,290	(289,746)	11,024,832	3,779,064	14,803,896
Net income	-	-	-	(1,322,003)	-	(1,322,003)	(390,517)	(1,712,520)
Foreign currency translation adjustment	-	-	-	-	141,494	141,494	48,380	189,874
Balance at September 30,2025	25,899,468	$25,900	$11,152,388	(1,185,713)	(148,252)	9,844,323	3,436,927	13,281,250
Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,113,233)	$(430,206)	$9,634,849	$3,312,459	$12,947,308
Net income	-	-	-	(587,667)	-	(587,667)	(197,821)	(785,488)
Foreign currency translation adjustment	-	-	-	-	(159,580)	(159,580)	(54,564)	(214,144)
Balance at March 31, 2024	25,899,468	$25,900	$11,152,388	$(1,700,900)	$(589,786)	$8,887,602	$3,060,074	$11,947,676
Net income	-	-	-	$81,347	-	81,347	22,976	104,323
Foreign currency translation adjustment	-	-	-	-	(8,033)	(8,033)	(2,746)	(10,779)
Balance at June 30, 2024	25,899,468	$25,900	$11,152,388	$(1,619,553)	$(597,819)	$8,960,916	$3,080,304	$12,041,220
Net income	-	-	-	$22,697	-	22,697	(26,218)	(3,521)
Foreign currency translation adjustment	-	-	-	-	161,997	161,997	55,390	217,387
Balance at September 30, 2024	25,899,469	$25,900	$11,152,388	$(1,596,856)	$(435,822)	$9,145,610	$3,109,476	$12,255,086

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024

Cash flows from operating activities:
Net income (loss)	$(1,292,271)	$(684,686)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,373,808	1,362,759
Loss on obsolete inventories	-	201,480
Changes in assets and liabilities:
Accounts receivable and other receivables	1,909,546	(1,300,528)
Inventories	1,564,269	(218,401)
Accounts payables	(1,650,589)	1,281,062
Other current and non-current liabilities	(1,650,020)	309,318
Net cash provided by operating activities	254,743	951,005

Cash flows from investing activities:
Acquisition of fixed assets	(208,253)	(385,337)

Net cash used in investing activities	(208,253)	(385,337)

Cash flows from financing activities:
Proceeds from loans	1,662,774	427,460
Payment of loans payable	(96,521)	(470,206)
Net cash used in financing activities	1,566,253	(42,746)

Effect of exchange rate changes on cash	397,888	(420,429)

Net increase (decrease) in cash	2,010,631	102,493

Cash, beginning of year	166,741	342,342

Cash, end of year	$109,159	$444,835

Supplemental disclosures of cash flow information:
Cash paid for interest	$147,565	$406,985
Cash paid for income tax	-	-

The accompanying notes are an integral part of these consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Note 2 – Going Concern

The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As of September 30, 2025, the Company had limited cash and working capital deficiency of $ 5,005,567. This factor, among others, raise the substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

The working capital deficiency was primarily due to our capital structure. All our bank loans are short term, and the total balance was $6,041,532. Management is working to replace current bank loans with long-term loans to improve our capital structure. However, there is no assurance that all management’s plans will be successful.

Note 3 – Revenue

Net sales disaggregated by significant products for the three and nine months ended September 30, 2025 and 2024 were as follows:

		Three Month Ended		% of Total Revenue
Geographic	Products	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
China, mainland	Compost III	$113,423	$416,364	33.0%	18.6%
China, mainland	White Button Mushroom	377,915	1,818,815	77.0%	81.4%
China, Hongkong	Mushroom powder seasonings	-	-	-	-
Total	Total net sales	$491,338	$2,234,549	-	-

		Nine Month Ended		% of Total Revenue
Geographic	Products	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
China, mainland	Compost III	$716,181	$2,102,442	36.3%	29.5%
China, mainland	White Button Mushroom	1,659,486	5,020,169	15.7%	70.5%
China, Hongkong	Mushroom powder seasonings	2,192,851	-	48.0%	-
Total	Total net sales	$4,077,180	$7,122,611	-	-

Note 4 – Concentration

Customer

The Company had two customers that individually represented 10% or more of total sales, which accounted for 48.8% and 17.8% for the nine months ended September 30, 2025. For the year ended December 31, 2024, there were five customers’ sales were over 10% and accounted for 31.1%, 16.0%, 14.6%, 14.0%, and 12.7%.

Accounts Receivables

As of September 30, 2025, the account receivable from one customer accounted for 95.8% of the total Company’s accounts receivable. As of December 31, 2024, Accounts receivable from one customer accounted for 95.4% of the total Company’s accounts receivable balance.

Note 5 – Consolidated Financial Statement Details

The following tables show the Company’s consolidated financial statement details as of September 30, 2025 and December 31, 2024:

Inventories

	September 30, 2025	December 31, 2024
raw materials	$1,334,780	$1,808,253
Inventories in transit	-	125,917
finished goods	-	650,282
work in progress	7,334	321,931
Total inventories	$1,342,114	$2,906,383

Property, Plant and Equipment, Net

	September 30, 2025	December 31, 2024
Gross property, plant and equipment	$25,717,463	$24,884,609
Accumulated depreciation	(9,261,115)	(7,700,417)
Total property, plant and equipment, net	$16,456,348	$17,184,192

Accrued expenses and other liabilities

	September 30, 2025	December 31, 2024
Advances from customers	$-	$81,153
Salary payable	206,746	87,206
Tax payable	12,132	17,235
Other payable	2,555,417	2,754,809
Long-term payable, current portion	165,794	152,550
Total	$2,940,089	$3,092,953

Note 6 – Account Receivables and Allowance for Expected Credit Losses

As of September 30, 2025 and December 31, 2024, the accounts receivable were $3,324,630 and $2,917,093, respectively. Most of the accounts receivable were from mushroom powder seasoning sales.

The account receivable allowance as of September 30, 2025 and 2024 were $350,495 and $0, respectively. On July 15, 2025, Funan Allied entered into a formal Payment Agreement with Jin Shui Limited, our mushroom powder seasoning customer. Under the agreement, the customer agreed to make monthly payments of $200,000 beginning January 1, 2026, with all amounts to be paid in full by July 2026. The agreement includes a 1% per-month late-payment interest clause. Based on this event and management’s reassessment of collectability under ASC 326 – Financial Instruments – Credit Losses (CECL), the Company recorded an allowance for expected credit losses of $350,495 during the quarter ended September 30, 2025. The allowance reflects a conservative estimate of potential collection risk given the extended repayment period and current market conditions in the plant-based food sector. Management will continue to evaluate the adequacy of the allowance each reporting period in light of the customer’s payment performance and market developments.

Deposit and advances are required for Compost III and Fresh mushroom sales.

Note 7 – Value Added Tax Receivable

Value added tax (“VAT”) receivable was $2,961,756, including $2,068,213 classified as current as of September 30, 2025, and $2,704,109 as of December 31, 2024.

On September 8, 2025, the local branch of the State Taxation Administration issued a public notice approving a VAT refund of RMB 14,720,298.89 ( $2,068,213).

Note 8 – Other Payables

Other payables are primary composed of debts with private funds and related accrued interest, deposits received from customers and current portion of long term debt. As of September 30, 2025 and December 31, 2024, the Company had outstanding debt with private funds and institutions recorded as other payables for an aggregate carrying amount of $2,555,417 and $2,049,011, respectively.

Note 9 – Bank Loans

Short-term bank loans consisted of the following:

December 31,	2025	Interest rate	Due date	2024	Interest rate	Due date
Agricultural Bank of China Funan Branch (1)	702,504	4.65%	04/02/26	781,047	3.70%	04/02/25
Anhui Funan Rural Commercial Bank (2)	1,967,010	5.60%	12/20/26	1,918,360	5.60%	12/20/25
Anhui Funan Rural Commercial Bank (3)	1,405,007	5.60%	03/24/26	1,370,257	5.60%	03/28/25
Anhui Funan Rural Commercial Bank (4)	843,004	5.60%	01/15/26	822,154	5.60%	01/16/25
Bank of China Funan Branch (5)	1,124,007	3.60%	03/13/26	1,096,206	3.60%	03/12/25
Total	$6,041,532			$5,988,024

(1)	Loans are guaranteed by the founder of AUFP and SME Guarantee Corporation.

(2)	Loans are guaranteed by legal representative, the founder, and one shareholder of AUFP, ESG Hainan and SME Guarantee Corporation.

(3)	Loans are guaranteed by legal representative, and the founder of AUFP, AUFP and SME Guarantee Corporation.

(4)	Loans was guaranteed by legal representative and the founder of AUFP, AUFP and SME Guarantee Corporation.

(5)	$1,124,007 and $1,096,206 of loans from Bank of China were pledged by buildings as of September 30, 2025, and December 31, 2024, respectively.

Note 10 – Convertible Notes Payable

The convertible notes payable was $275,000 and $0 as of September 30, 2025 and 2024, respectively.

On August 5, 2025, the Company issued a convertible promissory note (the “Note”) in the principal amount of $275,000 to Labrys Fund II, L.P.  for an aggregate cash purchase of $250,000 in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) thereunder. As additional consideration for the purchase of the Note, the Company issues a common stock purchase warrant to purchase 45,833 shares of common stock at an initial price per share of $6.00 to the Purchaser. The Note bears interest at 10% per annum and matures on the twelve (12) months from the Issue Date. The Purchaser may have conversion rights at the date that an Event of Default occurs or the date that the Company failed to pay any Amortization Payment to convert the Convertible Note into shares of the Company’s common stock at a conversion price equal to the 90% of the lowest closing bid price of the Common Stock on Principal Market during the ten (10) Trading Day period immediately preceding the respective Conversion Date.

Note 11 – Income Taxes

The income taxes were zero for the three and nine months ended September 30, 2025 and 2024. Compost III and white button mushroom are income tax and VAT tax free products.

Note 12 – Segment Information

The following table shows information by reportable segment for the three and nine months ended September 30, 2025 and 2024:

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Three Months Ended September 30, 2025
Net operating revenues:
Third party	$377,915	$113,423	$-	$-	$-	$491,338
Intersegment	-	154,069	-	-	(154,069)	-
Total net operating revenues	377,915	267,493	-	-	-	645,408
Cost of goods sold	(545,643)	(877,939)	-	-	-	1,423,583
Intersegment cost of goods sold	(154,069)	-	-	-	154,069	-
Total net operating cost	(699,712)	(877,939)	-	-	-	(1,577,651)
Selling, general administrative expenses	(197,213)	(173,999)	(56,517)	(179,880)	-	(607,608)
Research and development	(50,567)	(50,573)	(38,691)	-	-	(139,829)
Operating income (loss)	(415,507)	(989,088)	(95,208)	(179,880)	-	(1,679,682)
Interest income (expense)	(66,248)	(8,888)	(51,832)	-	-	(126,968)
Other income (loss) — net	15,021	1,918	77,191	-	-	94,129
Income before income taxes	$(466,734)	$(996,058)	$(69,849)	$(179,880)	$-	$(1,712,521)

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Nine Months Ended September 30, 2025
Net operating revenues:
Third party	1,659,486	716,181	$2,192,851	$-	$-	$4,568,519
Intersegment	1,000,929	533,557	-	-	(1,534,486)	-
Total net operating revenues	2,660,415	1,249,738	2,192,851	-	-	6,103,004
Cost of goods sold	(586,775)	(1,030,973)	(2,719,717)	-	-	(4,337,465)
Intersegment cost of goods sold	(533,557)	-	(1,000,929)	-	1,682,799	-
Total net operating cost	(1,120,332)	(1,030,973)	(3,720,646)	-		(4,337,465)
Selling, general administrative expenses	(283,939)	(198,908)	(322,649)	(212,376)	-	(1,017,872)
Research and development	(155,315)	(156,532)	(49,359)	-	-	(361,205)
Operating income (loss)	633,458	(670,232)	(898,874)	(212,376)	-	(1,148,024)
Interest income (expense)	(222,405)	(27,753)	(141,133)	-	-	(391,291)
Other income (loss) — net	54,128	87,058	105,858	-	-	247,043
Income before income taxes	$465,181	$(610,927)	$(934,149)	$(212,376)	$-	$(1,292,271)

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Three Months Ended September 30, 2024
Net operating revenues:
Third party	1,818,185	416,364	-	-	-	$2,234,549
Intersegment	3,039,245	1,911,712	-	-	(4,950,957)	-
Total net operating revenues	3,857,430	3,328,076	-	-	-	7,185,506
Cost of goods sold	(1,341,458)	(384,520)	-	-	-	(1,725,979)
Intersegment cost of goods sold*	(1,911,712)	-	(3,039,245)	-	4,950,957	-
Total net operating cost	(3,253,170)	(384,520)	-	-	-	(3,637,690)
Selling, general administrative expenses	(49,780)	60,105	(201,647)	(50,626)	-	(241,949)
Research and development	(38,569)	(59,668)	(46,345)	-	-	(144,582)
Operating income (loss)	388,378	32,281	(247,992)	-	-	122,039
Interest income (expense)	(11,475)	(76,923)	(36,982)	-	-	(125,380)
Other income (loss) — net	(29,246)	7,186	21,880	-	-	(180)
Income before income taxes	$347,657	$(37,456)	$(263,094)	$(50,626)	$-	$(3,521)

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Nine Months Ended September 30, 2024
Net operating revenues:
Third party	$5,020,169	2,102,442	-	-	-	$7,122,611
Intersegment	3,039,245	2,806,480	-	-	(5,845,725)	-
Total net operating revenues	7,059,414	5,908,922	-	-	-	12,968,336
Cost of goods sold	(3,811,023)	(1,619,405)	(842,059)	-	-	6,272,487
Intersegment cost of goods sold*	(2,806,480)	-	(3,039,245)	-	$5,845,725	-
Total net operating cost	(6,617,503)	(1,619,405)	(842,059)	-	-	(9,078,967)
Selling, general administrative expenses	(137,429)	(24,235)	(444,775)	(101,415)		(707,854)
Research and development	(194,569)	(103,452)	(106,345)	-	-	(404,366)
Operating income (loss)	877,148	355,350	(1,393,179)	(101,415)	-	(262,096)
Interest income (expense)	(191,539)	(98,316)	(117,960)	831	-	(406,985)
Other income (loss) — net	18,831	(147,782)	113,346	-	-	(15,605)
Income before income taxes	$704,440	$109,252	$(1,397,793)	$(100,584)	$-	$(684,686)

*	Including intercompany cost of inventories

Note 13 – Related-Party Transactions

The Company did not engage in any related-party transactions during the quarter ended September 30, 2025. There were no material transactions or arrangements with related parties, including any directors, executive officers, or 5% shareholders.

Note 14 - Correction of Immaterial Misstatement

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Form 10-Q”) for the quarterly period ended September 30, 2025, as well as the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on April 15, 2025 (the “2024 Form 10-K”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks, uncertainties and assumptions. You should read the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-Q and our 2024 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements.

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

These forward-looking statements are based on management’s current beliefs and assumptions and on information currently available to us, but involve a number of risks and uncertainties, many of which are beyond our control, that could cause actual results to differ materially from those set forth in or implied by such statements. Important factors that could cause actual results to differ include, but are not limited to, the following (see “Risk Factors” in Part II, Item 1A of our 2024 Form 10-K for further discussion):

•	recent shifts in U.S. and international trade policies—especially those affecting China—may increase tariffs or investment restrictions and adversely impact our supply chain, financing and operating results.

•	the impact of contagious-disease outbreaks (e.g., COVID-19 or future epidemics) on our operations, supply chains and customers;

•	our dependence on a small number of large distributors and processors in China;

•	our ability to comply with PRC food-safety, environmental, composting and export regulations and to maintain all necessary licenses and permits;

•	Lack of diversification in our business via a reliance on fresh white button mushrooms and recent processing business;

•	changes to PRC or local tax incentives, farming subsidies or agricultural-development plans;

•	volatility in the cost of substrate materials, energy, labor and transportation;

•	our need for and access to additional debt or equity financing on acceptable terms;

•	our common shares are currently quoted on the OTCQB Market Tier of the OTC Markets Group, Inc. which provides shareholders with limited liquidity due to low trade volume and limits our access to the broader capital markets which may hamper our ability to raise funds and increase share-price volatility.

•	delays or cost overruns in facility expansions, equipment installations or scaling of operations;

•	losses due to mushroom diseases, pests or system malfunctions in climate-controlled facilities;

•	as a closely held corporation, a small number of shareholders control a significant portion of our shares, which may limit trading float and influence governance decisions.

•	fluctuations in the exchange rate between the Renminbi and the U.S. dollar and PRC restrictions on currency conversion;

•	our ability to protect proprietary growing, processing and composting technologies under PRC IP laws;

•	evolving PRC and U.S. data-security and privacy laws, and potential impacts of cybersecurity reviews;

•	our dependence on and ability to retain experienced executives and technical staff;

•	our capacity to integrate new operations, strengthen controls and maintain quality and safety as we grow; and

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

Financial Condition

The third quarter of 2025 was marked by significant operational disruptions related to the Company’s ongoing environmental compliance and capacity expansion initiatives. In particular, the Company undertook the construction and installation of a new Environmental Protection Agency (“EPA”) compliance facility and related integration equipment at its primary production site. This project stems from an approved Environmental Impact Assessment (EIA) and associated local regulatory obligations, requiring the Company to upgrade its facilities to meet enhanced environmental standards. The construction activities during the quarter adversely impacted the Company’s normal production process – most notably the mushroom composting conditions in August 2025 – which in turn had a material negative effect on our financial results for the period.

As a direct consequence of the disruption, the Company experienced a substantial decline in revenue and incurred an operating loss for the three months ended September 30, 2025. The adverse impact on composting in August rendered certain production batches unusable, leaving insufficient usable compost to sustain the cultivation of mushrooms in the latter part of the quarter. Notably, the Company did not record any fresh mushroom sales in September 2025, as the harvest that would normally have occurred in that month was lost due to the compromised compost. This absence of September sales, combined with lower production volumes in August, significantly reduced the Company’s quarterly revenue relative to prior periods. In contrast, the Company’s operating costs – including fixed overhead and ongoing expenses continued to be incurred, which resulted in a negative impact on profitability for the quarter.

Management took decisive action in response to these challenges. Subsequent to the end of the quarter, in late October 2025, the Company temporarily suspended production operations at its primary facility to facilitate the swift completion of the EPA compliance facility installation and to prevent further losses. This decision was made after careful consultation with internal management and external experts, reflecting management’s determination that a short-term halt in production was the most prudent course to expedite project completion and ensure full compliance with environmental requirements. While this production suspension occurred after September 30, 2025 (and therefore did not affect third quarter output beyond what is discussed above), it is an important development that will influence the Company’s near-term operations and is discussed further in the Outlook section below.

Revenue and Operating Results

Revenue: For the quarter ended September 30, 2025, the Company’s revenue was $491,339, declined significantly compared to $2,234,549, the same period in the prior year. The decrease was primarily attributable to the operational disruption caused by the EPA compliance project construction. During August 2025, construction activities interfered with the climate and conditions required for proper composting of mushrooms. Consequently, the compost produced in that month did not meet the necessary standards for cultivation and had to be discarded. This disruption in our growing cycle meant that no fresh mushroom sales were generated in September 2025, since there was no viable mushroom crop to harvest in that month. By contrast, in a typical third quarter, September contributes a meaningful portion of our fresh mushroom sales. The loss of essentially an entire month of product sales, combined with reduced output in late August, resulted in a sharp drop in quarterly revenue. Additionally, sales of compost to third parties were lower in the quarter due to the temporary shortage of quality compost – a direct result of the production batches that were rendered unusable.

Operating Results: The shortfall in revenue had a direct adverse effect on the Company’s profitability for the quarter. The Company incurred an operating loss of $1,679,682 for the three months ended September 30, 2025, as opposed to operating income of $122,040 in the comparable period of the prior year. The operating loss was driven predominantly by the significant revenue decline, while the Company’s cost structure includes fixed costs that could not be fully reduced in line with lower production. Although management took steps to contain variable costs where possible, core expenses such as labor, facility overhead, and depreciation continued to accrue during the disruption. Furthermore, the disposal of unusable compost in August led to wasted raw materials and additional costs that negatively impacted gross margins. These factors collectively contributed to the operating loss in the quarter.

For the nine months ended September 30, 2025, preliminary results also reflect a decline in revenue and profitability on a year-to-date basis, largely due to the third-quarter shortfall. The revenue was $4,568,519 for the nine months ended September 30, 2025 compared to $7,122,611 for the nine months ended September 30, 2024. Management notes that absent the extraordinary impact of the compliance project disruption, underlying demand for the Company’s products remained stable. There were no significant changes in pricing or market conditions negatively affecting sales outside of the production constraints described above. The Company did not incur any asset impairment charges in the quarter related to these events, and inventory on hand (apart from the unusable compost that was discarded) remained saleable.

During the quarter ended September 30, 2025, the Company had no related-party transactions, as defined under SEC rules. All transactions with parties outside of the Company were conducted at arm's length, and no material financial arrangements or investments were made with entities owned or controlled by officers, directors, or other related parties. As of the date of this filing, the Company is not aware of any pending or potential related-party transactions.

Liquidity and Capital Resources

Cash Position and Cash Flows: Despite the quarter’s operational setback, the Company’s liquidity remains adequate. The Company has deliberately avoided taking on new loans or liabilities for this project, thereby maintaining its conservative leverage profile. The Company’s debt-to-equity ratio continues to be 1.1. Working capital is sufficient to support current needs, and the Company’s trade payables and other obligations are being managed in the ordinary course.

VAT Refund: The Company also expects a significant inflow of cash in the coming months from a government tax refund. In particular, the Company has filed for a refund of accumulated Value Added Tax (VAT) credits, in accordance with applicable tax regulations. (Refer to Note 7 – Value Added Tax Receivables ) (The Company received an administrative notice from the Fuyang Municipal Taxation Bureau confirming approval of its VAT-credit refund application. The notice constitutes a routine governmental confirmation and is not filed as an exhibit, as it does not represent a material contract within the meaning of Item 601(b)(10) of Regulation S-K.)The refund anticipated is approximately RMB 14.7 million. This amount was confirmed as receivable following the completion of the relevant tax filings and is expected to be received in the fourth quarter of 2025 or early 2026. The VAT credit refund will supplement the Company’s existing cash resources and bolster liquidity during the production hiatus. Management plans to deploy this refund toward general working capital needs and to support the remaining costs associated with completing the EPA compliance facility. Notably, this VAT refund is a one-time cash inflow derived from the Company’s capital investments and procurement related to the compliance project, and it reflects a recovery of input taxes rather than operational income.

Capital Resources and Outlook: As described in the Notes to the Consolidated Financial Statements, the Company issued on August 5, 2025 a convertible promissory note in the principal amount of $275,000, as disclosed in the Form 8-K filed August 8, 2025. Proceeds from this financing are being used to fund working-capital needs. The Company believes that its current cash on hand in combination with the expected VAT refund, will be sufficient to meet its financial obligations and operational requirements for at least the next twelve months. This assessment includes consideration of the ongoing expenses during the temporary production suspension and the expenditures required to finish the compliance facility. Company has also reviewed its budget and cash flow projections in light of the production pause. Management has identified areas to conserve cash during the suspension period, such as deferring non-critical capital expenditures and optimizing working capital (e.g., reducing discretionary spending and carefully managing inventory purchases until production resumes). Based on these measures and current projections, the Company does not anticipate any need for external financing in the near term. The Company remains in compliance with all existing debt covenants and continues to have access to credit lines, should additional liquidity be required. Overall, management is confident that the Company’s liquidity and capital resources are sufficient to support operations and planned initiatives for the foreseeable future, including at least the next twelve months from the date of this report.

Outlook

Looking forward, management’s priority is to complete the EPA compliance project and restore full production operations, with a focus on stabilizing and then improving the Company’s operational and financial performance. As mentioned, in October 2025 (subsequent to quarter-end) the Company temporarily suspended production at its main facility to expedite the final construction and integration of the new environmental compliance equipment. This suspension is expected to last for approximately three months, with production anticipated to resume at normal capacity by late January 2026. During this downtime, management and technical teams are concentrating on installing and testing the remaining equipment, training staff on the new systems, and ensuring that all environmental control mechanisms are functioning as designed. The goal is to emerge from this pause with a fully operational EPA-compliant facility that meets or exceeds regulatory standards, thereby enabling the Company to operate without further interruption related to environmental issues.

In the near term, the production suspension will continue to pose challenges. The Company expects that the lack of production in November and December 2025 will result in significantly reduced revenues for the fourth quarter of 2025, and potentially an operating loss for that period as well. The Company has communicated with its customers and stakeholders regarding the temporary halt in production, and we are exploring ways to mitigate the impact – for example, by drawing down existing inventory of certain processed or stored products (if any) and maintaining customer relationships through regular updates on our status. Operating expenses will be carefully managed during the suspension. Management has implemented cost containment measures, including reducing variable costs where possible (such as scaling back purchasing of raw materials and reducing energy usage during the shutdown) and negotiating temporary adjustments with suppliers and service providers. These actions are aimed at preserving cash without compromising the integrity of the facility upgrade or the Company’s ability to ramp up quickly once production recommences.

Despite the current difficulties, the Company remains optimistic that the completion of the EPA compliance facility will provide substantial long-term benefits. The new facility and expanded production capacity are expected to improve operational efficiency and throughput once online. By upgrading our environmental control systems and infrastructure, we anticipate fewer disruptions to the composting and growing process going forward, even as production volumes increase. In addition to supporting higher mushroom output, the expanded and improved composting facilities will enable the Company to produce excess compost for sale to third parties in greater quantities. The ability to sell more Phase III compost (fully cultivated compost) to external mushroom growers or other agricultural users could become an incremental revenue stream for the Company over time. Moreover, with enhanced environmental compliance and increased capacity, the Company will be better positioned to pursue export opportunities for its products. Many export markets have stringent environmental and quality standards; by investing in this compliance project, the Company aims to meet those standards, which in turn supports the potential for exporting its fresh mushrooms or compost products to new markets. These strategic benefits, while not immediate, are viewed as critical to the Company’s growth plans.

Management cautions that the next few quarters will reflect the continuing impact of the production halt and recovery period. Even after operations resume (expected in early 2026), there may be a ramp-up phase as the Company calibrates the new equipment and gradually returns to full production capacity. The first harvest after resumption may occur several weeks after production restarts, which could affect the timing of revenue recognition in early 2026. The Company will monitor the implementation closely and will provide updates on any material developments. Importantly, at this time management does not anticipate any permanent damage or impairment to the Company’s assets or long-term earning capacity as a result of the temporary suspension. The equipment installation is proceeding as planned, and all facilities are being maintained in ready-to-restart condition. The composting process will be relaunched using fresh raw materials once the environmental systems are fully operational, and there is no indication of lasting adverse effects on our mushroom culture or genetics.

In conclusion, while the operational and financial results in the short term are under pressure due to the necessary EPA compliance work, the Company views these actions as an investment in its future. By adhering to environmental regulations and upgrading our production capabilities, we are building a foundation for sustainable and scalable growth. Management remains focused on executing the compliance project to completion, resuming production on the projected timetable, and returning the Company to a trajectory of revenue growth and improved margins. We believe that our prudent approach to liquidity – including maintaining a conservative leverage position and securing the VAT refund – has positioned the Company to weather this interim period. We will continue to evaluate our outlook and assumptions in light of evolving conditions and will update stakeholders in our next quarterly report or as material developments occur. The Company appreciates the patience and support of its shareholders, employees, and customers as we work through this transition, and we are confident that these efforts will enhance the Company’s operational resilience and long-term value in the quarters and years ahead.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2025, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations

Our long-term debt obligations as of September 30, 2025 were $998,554. $165,794 was included in accrued expenses and other current labilities as current portion of long-term liabilities and expected to be paid within 12 months. Our long-term debt obligations are related to assets acquisition. Refer to “Note 11 - Assets Acquisition and Long-term Payable” in our Annual Report on Form 10-K filed with the SEC on April 15, 2025.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements, including the notes thereto. For a description of the Company’s critical accounting policies and estimates, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K filed with the SEC on April 15, 2025. There were no significant changes to our critical accounting policies during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

As part of the Company's internal controls over financial reporting, we have procedures to identify any related-party transactions, including transactions with officers, directors, and significant shareholders. During the quarter ended September 30, 2025, no related-party transactions were identified. We continue to maintain a robust system to ensure compliance with applicable SEC rules regarding related-party transactions.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of September 30, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management to allow timely decisions regarding required disclosures. Management is developing and implementing enhanced accounting-review and consolidation procedures to remediate this deficiency during fiscal 2026.

Change in Internal Control over Financial Reporting

During the nine months ended September 30, 2025, there have been no changes in internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1 filed with the SEC on September 24, 2021)
3.2	Agreement and Plan of Merger, dated effective as of November 16, 2023, by and between Plasma Innovative Inc. and ESG Inc. (incorporated by reference herein to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023)
3.3	Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023)
3.4	Bylaws of the Company (incorporated by reference to Exhibit 3.2(a) to the Registration Statement on Form 10-Q filed with the SEC on September 21, 2021).
3.5*	Amended and Restated Bylaws of ESG Inc. (approved February 20, 2025; adopted effective February 24, 2025)
10.1	Technology Assignment Agreement, dated August 6, 2021, by and between Plasma Innovative Inc. and Hanliang Shao, (incorporated by reference herein to Exhibit 10.1 to the Registration Statement on Form 10-Q filed with the SEC on September 21, 2021)
10.2	Investment and Cooperation Agreement, dated January 4, 2021, between the company and Funan Agricultural Reclining Investment Co. Ltd (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the SEC on September 19, 2024)
10.3	Share Exchange Agreement between ESG Inc. and Funan Allied United Farmer Products Co., Ltd, dated September 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 9, 2023)
10.4	Share Exchange Agreement between Plasma Innovative Inc. with ESG Inc. dated November 6, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on November 9, 2023)
10.5	Securities Purchase Agreement, dated August 5, 2025, by and between ESG Inc. and Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed August 8, 2025)
10.6	Form of Convertible Promissory Note, dated August 5, 2025, issued by ESG Inc. in favor of Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed August 8, 2025)
16.1	Letter from Prager Metis CPAs, LLC , dated August 8, 2025 (incorporated by reference to Exhibit 16.01 to the Current Report on Form 8-K filed with the SEC on August 8, 2025).
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13(a)-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
101.CAL*	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT
101.DEF*	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT
101.LAB*	XBRL TAXONOMY LABEL LINKBASE DOCUMENT
101.PRE*	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	The Amended and Restated Bylaws of ESG Inc. were approved by the Board of Directors on February 20, 2025 and adopted effective February 24, 2025. They are filed herewith for the first time as an exhibit to this Quarterly Report on Form 10-Q for the period ended September 30, 2025, in accordance with Item 601(b)(3) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESG Inc.
(Registrant)

By:	/s/ Zhi (Thomas) Yang
Name:	Zhi (Thomas) Yang
Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2025

By:	/s/ Edward Gobora
Name:	Edward Gobora
Title:	Chief Financial Officer
(Principal Financial Officer)

Date:	November 14, 2025