Form 10-K
period 2025-12-31
ESG Inc.
filed 2026-03-31
CIK 1883835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant, based on the closing price of $6.00 per share as quoted on OTC Markets on June 30, 2025, was approximately $45,753,348.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,902,268 common shares issued and outstanding as of March 27, 2026.

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Registrant’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives and plans of the Registrant will be achieved.

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

Business Overview

ESG Inc. (“ESGI”) was incorporated in October 2022 as a Nevada holding corporation and is headquartered at Chadds Ford, PA and develops and operates sustainable plant-based ingredients and food production and distribution with the planned expansion into the food related business with the substantial experience of its management team, including experience and relationships in the industry of mushroom, agriculture and food in the world and the capital markets in the States.

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

The Company exercises control over the operations of its subsidiaries. On February 17, 2023, the China Securities Regulatory Commission, or CSRC, issued the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies, or the Trial Measures, which became effective on March 31, 2023. Pursuant to the Trial Measures, domestic companies that seek to offer or list securities overseas, both directly and indirectly, should fulfill the filing procedure and report relevant information to the CSRC. Based on the advice of PRC counsel, the Company believes that, as of the date of this Annual Report, neither the Company nor its PRC subsidiaries is required to obtain approval from the CSRC, CAC or any other PRC authority solely in connection with the Company’s existing OTC quotation and Exchange Act reporting status in the United States.

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

Regulatory Permission

As substantially all of our operations are conducted through PRC subsidiaries, we are subject to PRC legal and regulatory requirements applicable to those operations. Based on advice of PRC counsel, we believe that, as of the date of this Annual Report, our PRC subsidiaries have obtained the licenses and approvals required for the business they currently conduct, and that neither the Company nor its PRC subsidiaries is currently required to obtain approval from the CSRC, CAC or other PRC authority solely to continue the Company’s existing OTC quotation and reporting status in the United States. However, PRC laws and regulations in this area are evolving, and if future approvals, filings or permissions are required and are not obtained on a timely basis, our business, financial condition, results of operations and the value of our common stock could be materially adversely affected.

Business Strategy and Operating Focus

The Company’s business strategy is to develop and operate sustainable food and food-related businesses, with an emphasis on operational efficiency, product quality, food safety, and regulatory compliance. Management believes that consumer demand for sustainable and plant-based food products, together with increasing food-safety and regulatory standards, may create opportunities for businesses that can operate efficiently and meet applicable quality and compliance requirements.

The Company seeks to focus its operations on areas where management believes it has relevant experience, including mushroom cultivation, composting, food processing, and related distribution activities. Management also believes that the food industry may continue to experience consolidation and increased regulatory scrutiny, which may affect both competitive conditions and operating costs across the industry. The Company’s objective is to position its operations to respond to these market conditions while maintaining appropriate oversight, internal controls, and operating discipline.

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

Currently, AUFP owns approximately 56 acres of industrial land use rights and built bunkers, tunnels and growing facilities, totaling approximately 300,000 square feet, with fresh white button mushrooms capacity of 7,300 tons per year and production capacity to 90,000 tons of Phase III compost per year, of which two-thirds are planned to be sold to third party’s farms.

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

Intellectual Property

ESG has 1 invention Patent, 14 Utility Model Patents, registered and 17 Utility Model Patents with pending effectiveness.

Reports to Security Holders

We file reports and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Our primary business activities have historically focused on fresh white button mushrooms products although we began a fresh mushroom processing business in the fourth quarter of 2024. Because our focus has historically been limited in this way, any risk affecting the fresh mushrooms industry or consumers’ desire for fresh mushrooms products could disproportionately affect our business. To enhance our ability to continue to operate, we are dedicating resources to generate recurring revenues and sustainable operating cash flows. On December 31, 2022, AUM, a subsidiary of ESG acquired 12 mushroom houses by assuming debt. The new operations further increase the production of mushrooms and reduce fixed cost per unit to reach the scale effect of economics. On January 5, 2022, Funan Agricultural Reclining Investment Co. Ltd signed an agreement to fund $18.09 million by 10-year debt financing for the expansion of composting facilities, which will further generate revenue on compost sales with a higher profit margin. In 2024, we improved efficiency with current facilities, the revenue of fresh mushroom reached USD 5.86 million and the processing revenue of fresh mushroom reached USD 3.94 million, respectfully; on the other side, we were expanding our composting facilities to generate compost sale revenue of USD 2.88 million in 2024. In 2025, the revenue was USD 4.58 million due to the suspension of production in the fourth quarter.

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

Our PRC subsidiaries have not opened HPF accounts for their employees (almost all of them are with rural housing registration). With respect to employees for whom our PRC subsidiaries do not make HPF contributions, our PRC subsidiaries have entered into employment arrangements intended to clarify that compensation includes an amount in lieu of such contributions and that the employees are responsible for their own related housing arrangements. However, these arrangements may not be sufficient to eliminate the risk that the PRC subsidiaries could be required by the relevant authorities to make full HPF contributions and could face employee claims or other proceedings relating to such contributions. As of the date of this report, our PRC subsidiaries have not received any demand or order from the competent authorities with respect to their HPF contribution. To the extent the PRC subsidiaries are required to make such payments, our financial condition will likely be adversely affected.

Mushrooms are subject to risks related to diseases, pests, and system malfunction.

Mushrooms are exposed to diseases and pests. Pests and diseases during the cultivation process may significantly decrease the quantity of quality mushrooms, which may impact our revenue.

Temperature can have a significant impact on the growth and the quality of mushrooms. Although our growing facilities are indoors and operated under monitored environmental controls, we may still experience malfunctions in cooling, airflow, or heating system.

Our farms may fail to comply with the legal requirements and our quality standards and be negatively impacted by the quality of our raw materials.

Our farms are required to comply with applicable legal and regulatory requirements. If we fail to comply with PRC laws relating to food safety, composting, cultivation or related operations, the relevant governmental authorities could require us to suspend or modify operations. In addition, the quality of our raw materials may affect our ability to meet our internal quality standards and applicable regulatory requirements.

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

Insufficient insurance coverage could expose us to significant costs and business disruption.

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

An emerging growth company is also exempt from Section 404(b) of the Sarbanes-Oxley Act, which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes- Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

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

We will cease to be an emerging growth company upon the earliest of:

●	the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act;

●	the last day of the fiscal year in which our annual gross revenues equal or exceed $1.235 billion;

●	the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or

●	the date on which we become a large accelerated filer, meaning the market value of our common equity held by non-affiliates exceeds $700 million as of the end of our most recently completed second fiscal quarter, we have been subject to the reporting requirements of the Exchange Act for at least twelve calendar months, and we have filed at least one annual report.

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

Although substantially all of our operations are conducted in China through our subsidiaries, we are a Nevada corporation and our current independent registered public accounting firm is Tang Qian & Associates, PLLC, a Texas-based PCAOB-registered accounting firm engaged on February 18, 2026. Nevertheless, changes in U.S. or PRC law, regulation, inspection access, data-transfer restrictions, or the cross-border audit environment could adversely affect our reporting obligations, financing activities, and the market for our securities.

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

Under the current PRC tax regulations, indirect transfers of equity interests and other properties of PRC tax resident enterprises by non- PRC holding companies may be subject to PRC tax. In accordance with the Announcement of the State Administration of Taxation on Several Issues concerning the Enterprise Income Tax on the Indirect Transfers of Properties by Non-Resident Enterprises (“Announcement 7”) issued by the SAT on February 3, 2015, if a non-PRC tax resident enterprise indirectly transfers equities and other properties of a PRC tax resident enterprise and such indirect transfer will produce a result identical or substantially similar to direct transfer of equity interests and other properties of the PRC tax resident enterprise, the non-PRC tax resident enterprise may be subject to PRC withholding tax at a rate up to 10%. The Announcement of the State Administration of Taxation on Matters Concerning Withholding of Income Tax of Non-resident Enterprises at Source (“Announcement 37”), which was issued by SAT on October 17, 2017, and became effective on December 1, 2017, renovates the principles and procedures concerning the indirect equity transfer tax withholding for a non-PRC tax resident enterprise. Failure to comply with the tax payment obligations by a non-PRC tax resident will result in penalties, including full payment of tax owed, fines and default interest on those tax.

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

The SAFE’s Circular on Reforming the Administration Approach Regarding the Foreign Exchange Capital Settlement of Foreign- invested Enterprises (“Circular 19”) provides that the conversion from foreign currency registered capital of foreign-invested enterprises into the Renminbi capital may be at foreign-invested enterprises’ discretion, which means that the foreign currency registered capital of foreign-invested enterprises for which the rights and interests of monetary contribution has been confirmed by the local foreign exchange bureau (or the book-entry of monetary contribution has been registered) can be settled at the banks based on the actual operational needs of the enterprises.

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

Risks Related to the Market f or our Stock The OTC and share value

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We maintain processes for assessing, identifying and managing material risks from cybersecurity threats. These processes are integrated into our overall risk-management activities and include administrative, technical and physical safeguards, user-access controls, periodic review of information systems, third-party service-provider oversight, and internal reporting procedures for potential incidents.

Management is responsible for day-to-day oversight of cybersecurity risk, including the evaluation of potential incidents and escalation of material matters to senior management and the Board of Directors, or the appropriate committee thereof, as applicable.

As of the date of this Annual Report, we are not aware of any cybersecurity incident that has materially affected or is reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on OTC Markets under the ticker symbol “ESGH.” However, trading in our common stock has been limited, and may be characterized by low trading volumes, wide bid-ask spreads, and price volatility. No assurance can be given that a liquid or active public market will develop or be sustained, and investors may have difficulty selling shares at desired times or prices.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not maintain any equity compensation plans, and it has not adopted any individual compensation arrangements providing for the issuance of common stock or preferred stock. Accordingly, no securities are authorized for issuance under any equity compensation plan.

Recent Sales of Unregistered Securities

None.

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

Overview

ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Chadds Ford, Pennsylvania, USA, and is a holding company to develop and operate sustainable plant based ingredients and food production and distribution with the planned expansion into the food related business with the substantial experience of its management team, the board of directors including expertise and relationships in the industry of mushroom, agriculture and food in the world and the capital markets in the States.

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

Management took decisive action in response to these challenges. Subsequent to the end of the quarter, in late October 2025, the Company temporarily suspended production operations at its primary facility to facilitate the swift completion of the EPA compliance facility installation and to prevent further losses. This decision was made after careful consultation with internal management and external experts, reflecting management’s determination that a short-term halt in production was the most prudent course to expedite project completion and ensure full compliance with environmental requirements. While this production suspension occurred after September 30, 2025, and it is an important development that influenced negatively the Company’s near-term operations and the results of operation.

Results of Operations

Comparison of the years ending December 31, 2025 and 2024

Net Operating Revenues

Revenues decreased to $6,122,633 for the year ended December 31, 2025 from $12,682,330 for the year ended December 31, 2024, a decrease of $6,559,697, or 51.7%. The decrease was primarily attributable to the suspension and disruption of production during 2025, including production losses associated with the construction and implementation of environmental protection and EPA-compliance related facilities, which adversely affected compost quality and output and caused the Company to decide the suspension of production. As a result, the Company experienced reduced availability of compost, reduced fresh mushroom production, and reduced processed mushroom powder available for sale. Cost of goods sold decreased to $5,605,113 in 2025 from $9,134,997 in 2024; however, gross profit decreased to $517,520 from $3,547,333 primarily due to the significant decline in production and sales volume and the under-absorption of fixed operating costs during the production disruption.

Cost of goods sold

Cost of goods sold was $5,605,113 for the year ended December 31, 2025, compared to $9,134,997 of cost of goods sold for the year ended December 31, 2024, a decrease of $3,529,884 or 38.6%.

Gross Profit Margin

Gross profit margin is a ratio calculated by dividing gross profit by net operating revenues. Our gross profit margin decreased to 8.5% for the year ended December 31, 2025, compared to 28.0% for the year ended December 31, 2024. The decrease was primarily due to the decrease of scale margin.

Research and Development expenses

During the year ended December 31, 2025, Research and development expenses decreased $346,242, or 48.9% versus the prior year.

Selling, General and Administrative Expenses

For the year ended December 31, 2025, selling, general and administrative expenses increased $1,253,605, from $1,150,927 to $2,404,532, or 102% versus the prior year. The increase in administrative expenses was mainly due to the write-ff of the scrap of raw materials.

Interest Expense

For the year ended December 31, 2025, interest expense was $524,722, compared to $653,114 for the year ended December 31, 2024, a decrease of $128,392, or 19.7%. The decreases were primarily due to the impact of fluctuation of currency exchange rate.

Other Income and Loss

Other income was $271,073 for the year ended December 31, 2025 compared to $213,315 for the year ended December 31, 2024, an increase of $57,758, or 27.1%. The decrease in other income was primarily due to the decrease of government grants.

Income Taxes

The Company recorded no income taxes for the year ended December 31, 2025, and 2024, respectively.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2025 and 2024 was $101,246 and $1,546,524, respectively, a decrease of $1,445,278 or 93.5%. This decrease was primarily due to the decrease of revenue.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 and 2024 were $178,227 and $685,056, respectively. The Company purchased machinery equipment for the year ended December 31, 2025 and 2024.

Cash Flows from Financing Activities

Net cash provided (used) in financing activities were $888,777 and $1,031,380, respectively for the year ended December 31, 2025 and 2024. The Company paid off $97,394 and $134,854 of loan, and borrowed $1,121,025 for the year ended December 31, 2025. The Company made payments of debts of $8,010,030 and long-term payable of $293,064, borrowed $7,271,714 of loans for the year ended December 31, 2024.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2025 and December 31, 2024, or that in the opinion of management that are likely to have, a current or future material effect on our financial condition or results of operations.

Contractual Obligations

Our long-term debt obligations as of December 31, 2025 and 2024 were $960,836 and $1,095,690, respectively. Our long-term debt obligation are related to assets acquisition. See Note 11, Assets Acquisition and Note 12, Long-term Payable, to the consolidated financial statements included in Part II, Item 8, Financial Statements.

Subsequent to year-end, the Company also completed additional financing transactions and entered into strategic licensing arrangements, which management believes may assist liquidity and support future business development; however, there can be no assurance that such actions will be sufficient to address the Company’s near-term capital requirements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Items 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

ESG Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESG Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Prager Metis CPAs, LLC

We served as the Company’s auditor in 2025.

Hackensack, New Jersey

April 15, 2025

PCAOB ID Number 273

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of ESG Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ESG Inc. and its subsidiaries (collectively, the “Group”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Tang Qian & Associates, PLLC
We have served as the Company’s auditor since 2026
USA
March 30, 2026
PCAOB ID: 7080

ESG INC.

Consolidated Balance Sheet

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$42,978	$110,343
Restricted cash	36,892	56,398
Accounts receivable, net	3,223,334	2,917,093
Inventories	112,250	2,906,383
Other receivable	432,458	245,232
Advance to suppliers	837,152	736,094
Value added tax receivable, current	2,104,253	-
Total Current Assets	6,789,317	6,971,543

Property, plant and equipment, net	16,313,411	17,184,192
Intangible assets, net	2,992,157	2,934,213
Value added tax receivable	838,274	2,704,109
Total Non-current Assets	20,143,842	22,822,514

Total Assets	$26,933,159	$29,794,057

Liabilities and Shareholders' Equity
Current Liabilities
Short-term bank loans	$6,146,809	$5,988,024
Convertible notes payable	275,000	-
Account payable	1,534,421	4,604,011
Accrued expenses and other current liabilities	5,030,921	3,092,953
Deferred income, current	110,590	121,897
Total Current liabilities	13,097,741	13,806,885

Deferred income	1,022,465	1,073,487
Long-term payable	960,835	1,095,690
Total Non-current liabilities	1,983,300	2,169,177

Total Liabilities	15,081,041	15,976,062

Commitments and Contingencies

Shareholders' Equity
Common stock, $0.001 par value, 65,000,000 shares authorized, 25,899,468 shares issued and outstanding, respectively	25,900	25,900
Additional paid in capital	11,152,388	11,152,388
Accumulated comprehensive income (loss)	(310,877)	(711,270)
Accumulated deficit	(2,115,918)	(168,600)
Total Company stockholders' Equity	8,751,493	10,298,418
Noncontrolling interest	3,100,625	3,519,577
Total Equity	11,852,118	13,817,995

Total Liabilities and Stockholders' Equity	$26,933,159	$29,794,057

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2025	2024

Revenues	$6,122,633	12,682,330
Cost of goods sold	5,605,113	9,134,997

Gross profit	517,520	3,547,333

Operating expenses		-
Selling, General and administrative expense	2,404,532	1,150,927
Research and development cost	362,512	708,754
Total operating expenses	2,767,044	1,859,681

Income (Loss) from operations	(2,249,524)	1,687,652

Non-operating income (expense)
Interest expense	(524,722)	(653,114)
Other Income	271,073	213,315
Total non-operating income (expenses), net	(253,649)	(439,799)

Income (Loss) before income taxes	(2,503,173)	1,247,853

Income taxes	-	-
Net income (loss)	(2,503,173)	1,247,853
Less: income (loss) attributable to noncontrolling interest	(555,855)	303,220
Net income (loss) to ESG Inc.	$(1,947,318)	944,633

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	400,393	(281,064)
Foreign currency translation gain (loss) attributable to noncontrolling interest	136,903	(96,102)

Comprehensive income (loss) attributable to the Company	(1,546,925)	663,569
Comprehensive income (loss) attributable to noncontrolling interest	(418,952)	207,118

Net income (loss) per share - basic and diluted	$(0.02)	$0.04

Weighted average shares outstanding - basic and diluted	25,899,468	25,899,468

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock						Noncontrolling
	Share	Amount	Additional paid aid-in capital	Accumulated income (deficit)	Accumulated other comprehensive income	Total Company's equity	interest	Total

Balance at December 31, 2023	25,899,468	$25,900	$11,152,388	$(1,113,233)	$(430,206)	9,634,849	$3,312,459	$12,947,308

Net income	-	-	-	944,633	-	944,633	303,220	1,247,853

Foreign currency translation adjustment	-	-	-	-	(281,064)	(281,064)	(96,102)	(377,166)

Balance at December, 2024	25,899,468	$25,900	$11,152,388	$(168,600)	$(711,270)	10,298,418	$3,519,577	$13,817,995

Net income	-	-	-	(1,947,318)	-	(1,947,318)	(555,855)	(2,503,173)

Foreign currency translation adjustment	-	-	-	-	400,393	400,393	136,903	537,296

Balance at December 31, 2025	25,899,468	$25,900	$11,152,388	$(2,115,918)	$(310,877)	8,751,493	$3,100,625	$11,852,118

See accompanying notes to the consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(2,503,173)	$1,247,853
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	1,837,181	1,765,929
Changes in assets and liabilities:
Accounts receivable	(306,241)	(2,965,613)
Other receivable	(187,226)	(170,988)
Advance to suppliers	(101,058)	(584,210)
Inventories	2,794,133	(1,322,075)
Value added tax receivable	(238,417)	(562,189)
Notes receivable	-	41,374
Accounts payables	(3,069,590)	3,423,166
Other payables	-	828,191
Payable to related party	-	(30,000)
Accrued expenses and other current liabilities	1,937,968	-
Deferred income	(62,329)	(124,914)
Net cash provided by operating activities	101,246	1,546,524

Cash flows from investing activities:
Acquisition of fixed assets	(178,227)	(685,056)

Net cash used in investing activities	(178,227)	(685,056)

Cash flows from financing activities:
Proceeds from loans	1,121,025	7,271,714
Repayment of bank loans	(97,394)	(8,010,030)
Payment of loans payable	(134,854)	(293,064)
Net cash used in financing activities	888,777	(1,031,380)

Effect of exchange rate changes on cash	(898,667)	(5,688)

Net increase (decrease) in cash	(86,871)	(175,601)

Cash, beginning of year	166,741	342,342

Cash, end of year	$79,870	$166,741

Supplemental disclosures of cash flow information:
Cash paid for interest	$(238,706)	$331,989
Cash paid for income tax	-	-

See accompanying notes to the consolidated financial statements.

ESG INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1- ORGANIZATION AND DESCRIPTION OF BUSINESS

Plasma Innovative Inc., now ESG Inc. (“ESG”) was incorporated in July 2021, a Nevada corporation and headquartered at Chadds Ford, Pennsylvania, USA, and is a holding company with operations through our subsidiaries in China. Our operating subsidiaries are involved in direct white button mushroom, composting, growing, food production and distribution.

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

The Board of Directors approved a change in the Company’s fiscal year end to December 31 in order to align it with AUFP. On November 9, 2023, the Company filed a report to reflect the fiscal year change from August 31 to December 31. On November 22, 2023, effective November 27, 2023, the Company filed Articles of Merger with the Nevada Secretary of State to change its name from Plasma Innovative Inc. to ESG Inc. The financial statements of Plasma Innovative Inc., now ESG Inc., have been recast to conform to the December 31 fiscal year end, and share and per share information has been retrospectively adjusted to reflect the recapitalization.

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

Account receivable, net

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

Allowance for Expected Credit Losses

The Company evaluates accounts receivable for expected credit losses in accordance with ASC 326. The allowance is based on historical loss experience, current conditions, and reasonable and supportable forecasts, as well as customer-specific factors such as aging, payment history, and collection trends. As of December 31, 2025, the Company recorded a specific allowance equal to 15% of the accounts receivable due from Jin Shui Limited. No additional material allowance was recorded for other receivable balances.

As of December 31, 2025 and 2024, allowance for doubtful accounts was $534,904 and nil , respectively.

Advances to suppliers, net

Advances to suppliers represent prepayments made to suppliers and vendors. These advances are settled upon suppliers delivering raw materials to the Company or services performed. The Company review its advances to suppliers on a periodic basis and makes general and specific allowances when there is doubt as to the ability of a supplier to provide supplies to the Company or refund an advance. As of December 31, 2025 and 2024, allowance for doubtful accounts was nil and nil, respectively.

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

Intangible assets, net

Intangible assets with finite lives are amortized using the straight-line method over their estimated period of benefit. Evaluation of the recoverability of intangible assets is made to take into account events or circumstances that warrant revise estimates of useful lives or that indicate that impairment exists. All of the Company’s intangible assets are subject to amortization. No impairment of intangible assets has been identified for the years ended December 31, 2025 and 2024.

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

Disaggregation of Revenue

The primary geographical market is Asia.

The table below present disaggregated revenue from three products:

		Revenue		% of Total Revenue
Geographic	Products	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
China, mainland	Compost III	$2,667,590	$2,884,364	43.6%	22.7%
China, mainland	White Button Mushroom	1,242,361	5,858,322	20.3%	46.2%
China, Hongkong	Mushroom powder seasonings	2,212,682	3,939,644	36.1%	31.1%
Total	Total net sales	$6,122,633	$12,682,330	100%	100%

Contract liability

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

Advances from the fresh mushroom distributers are required, Advances are deducted when revenue recognized. Deferred income

Convertible Notes

The Company accounts for convertible notes as debt instruments and records them at the proceeds received, net of any unamortized discount and issuance costs. Discounts and issuance costs are amortized to interest expense over the contractual term of the notes. The Company evaluates conversion features and other embedded terms to determine whether separate accounting is required under applicable accounting guidance.

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

Noncontrolling Interests

The Company follows FASB ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI (previously referred to as minority interests) be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to non- controlling interests even when such allocation might result in a deficit balance.

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

AUFP and its subsidiaries, AUM and AUMT were 25.48% owned by noncontrolling interest and $3,100,625 and $3,519,577 of equity were attributable to noncontrolling interest as of December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company had net loss of $555,855 and net income of $303,220 attributable to the noncontrolling interest, respectively.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) tax payable or refundable for the current period and (ii)deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior year’s net operating losses carried forward.

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

Recently Issued Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024- 03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the effect ASU 2024-03 may have on its consolidated financial statements and related disclosures.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. The Company adopted ASU 2023-09 effective January 1, 2025, and the adoption impacted disclosures only.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company had recurring losses, liquidity constraints, a high debt-to-asset ratio, restricted cash, and a temporary suspension of production. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.

On March 10, 2026, the Company raised $200,000 of additional capital, which improved its near-term liquidity. Management has developed plans intended to improve liquidity and support continued operations, including restoring production in the near term, which management currently expects could occur within approximately one month, subject to completion of remaining operational and facility-readiness steps, pursuing additional financing sources, including potential equity line and other financing arrangements, and continuing cost-control measures. However, these plans are dependent on future events and there can be no assurance that they will be successfully implemented. Accordingly, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated.

The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – CASH AND RESTRICTED CASH

As of December 31, 2025 and 2024, cash was $42,978 and $110,343, respectively, and restricted cash was $36,892 and $56,398, respectively. Restricted cash as of December 31, 2025 related to pending litigation matters. See Note 12 – Commitments and Contingencies. Restricted cash as of December 31, 2024 related to the legal restriction of certain AUM bank accounts in connection with a supplier investigation involving unpaid amounts owed by AUM. In January 2025, AUM deposited the unpaid amount and petitioned for release of the restriction. The restriction was lifted on February 2, 2025. Management does not believe the restriction had a material impact on the Company’s operations.

NOTE 5 – ACCOUNTS RECEIVABLE

As of December 31, 2025, accounts receivable, net were $3,223,334 after giving effect to an allowance of $534,904. As of December 31, 2024, accounts receivable was $2,917,093 and no allowance had been recorded.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

The following table summarizes our property, plant and equipment:

December 31,	2025	2024
Buildings and improvements	13,402,009	12,800,087
Machinery, equipment and vehicle fleet	12,715,295	11,993,713
Construction in progress	48,276	90,809
Property, plant and equipment - cost	26,165,580	24,884,609
Less: Accumulated depreciation	(9,852,169)	(7,700,417)
Property, plant and equipment - net	$16,313,411	$17,184,192

Construction in progress was $48,276 as of December 31, 2025, and $90,809 as of December 31, 2024. Depreciation expense was $1,814,435 and $1,698,033 for the year ended December 31, 2025 and 2024, respectively. As of December 31, 2025, buildings and improvements were pledged as collateral for loans.

NOTE 7 – INVENTORIES

Inventories consisted of the following:

	2025	2024
Raw materials	$112,250	$1,808,253
Inventory in transit	-	125,917
Finished goods	-	650,282
Work in progress	-	321,931
Total	$112,250	$2,906,383

There were $604,959 of raw materials write-off for the year ended December 31, 2025 due to spoilage.

NOTE 8 - INTANGIBLE ASSETS

Intangible assets consist of the following:

	2025	2024
Land use right	$3,376,322	$3,236,419
Software	-	7,489
Patent	7,147	6,851
Subtotal	3,383,469	3,250,759
Less: Accumulated amortization	(391,312)	(316,546)
Total	$2,992,157	$2,934,213

Amortization expenses for the year ended December 31, 2025 and 2024 were $67,056 and $67,896, respectively.

NOTE 9 - BANK LOANS

Short-term bank loans consisted of the following:

December 31,	2025	Interest rate	Due date	2024	Interest rate	Due date
Agricultural Bank of China Funan Branch (1)	714,746	4.65%	04/02/26	781,047	4.45%	04/02/25
Anhui Funan Rural Commercial Bank (2)	2,001,287	5.60%	12/20/26	1,918,360	5.60%	12/20/25
Anhui Funan Rural Commercial Bank (3)	1,429,490	5.60%	03/24/26	1,370,257	5.60%	03/24/25
Anhui Funan Rural Commercial Bank (4)	857,694	5.60%	01/15/26	822,154	5.60%	01/16/25
Bank of China Funan Branch (5)	1,143,592	3.60%	03/13/26	1,096,206	3.60%	03/12/25
Total	$6,146,809			$5,988,024

(1)	Loans are guaranteed by the founder of AUFP and SME Guarantee Corporation.
(2)	Loans are guaranteed by legal representative, the founder, and one shareholder of AUFP, ESG Hainan and SME Guarantee Corporation.
(3)	Loans are guaranteed by legal representative, and the founder of AUFP, AUFP and SME Guarantee Corporation.
(4)	Loans was guaranteed by legal representative and the founder of AUFP, AUFP and SME Guarantee Corporation.
(5)	$1,143,592 and $1,096,206 of loans from Bank of China were pledged by buildings as of December 31, 2025 and 2024, respectively.

NOTE 10 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following:

	2,025	2,024
Advances from customers	$214,747	$81,153
Salary payable	93,789	87,206
Interest payable	149,183	-
Tax payable	27,966	17,235
Other payable	4,366,441	2,754,809
Long-term payable, current portion	178,793	152,550
total	$5,030,921	$3,092,953

Other payable was primarily comprised of loans from non-bank institution and private funds including accrued interest, which consisted of $274,051 of loan at 9% of annual interest rate with a due date of June 30,2023 from Funan Agricultural Investment Co. Ltd, $1,370,257 of loan at 3.45% of annual interest rate with a due date of December 29,2022 from Funan Small Business Financing Service Center and $185,356 of accrued interests, $404,703 from unrelated private fund with non-interest bearing and due on demand, $217,871 of accrued payment to the owner of Funan Zhihua Mushroom Co., Ltd (Refer to Note 10) and $301,457 of deposit received from customers as of December 31,2024.

Other payable was primarily comprised of loan and related interest and other private funds, including $1,970,940 of loans and related interest from Funan Agricultural Investment Co. Ltd and Funan Business Financing Service Center, $1,788,786 of loans from private funds and $555,882 of payable to the owner of Funan Zhihua Mushroom Co., Ltd as of December 31, 2025.

NOTE 11 - VALUE ADDED TAX RECEIVABLE

Selling merchandise in China is generally subject to the value-added tax (“VAT”). The amount of VAT liability is determined by applying the applicable tax rate to the invoiced amount of goods sold (output VAT) less VAT paid on purchases made with the relevant supporting invoices (input VAT). VAT input was primarily due to purchase of property, plant and equipment. As of December 31, 2025, VAT input was $2,104,253 of current portion and $838,274 of non-current portion. As of December 31, 2024, VAT input was $2,704,109. VAT input can deduct VAT output or be refunded. Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their value- added tax are exempted, and AUFP are engaged in non-exempt business. AUFP field an application for a refund of VAT receivable in 2025.

NOTE 12 - ASSET ACQUISITION AND LONG-TERM PAYABLE

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

Long-term payable were $1,139,629, including $178,793 of current portion and $960,836 of long term payable, and $1,095,690, respectively as of December 31, 2025 and 2024. $290,495 was recorded as other payable for the year ended December 31, 2024, including $135,725 of capital and $154,770 of interest at 1% compound monthly interest rate, among them, $73,832 was paid.

The future payment schedule presents as follow:

USD
2026	303,053
2027	303,053
2028	303,053
2029	303,053
2030	303,053
Imputed interest	(375,636)
Net	1,139,629
Long-term payable-Current Portion	178,793
Long-term payable-Non-Current Portion	960,836

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Commitments

On January 5, 2022, Funan Modern Recycling Agriculture Investment Co., Ltd. (“FMRA”) signed an agreement with AUFP to fund AUFP 115 million RMB ($18.09 million) on the expansion of composting facilities including 6 bunkers and 22 tunnels. According to the agreement, AUFP transfers the land use right of 46,393square meters which the composting facilities will be constructed on to FMRA and starts to pay rent for 10 years after FMRA delivers the facilities to AUFP legally and in writing. Once Rents and Principal are paid off, FMRA will transfer the land use right and the deed of the composting facilities back to AUFP. All the costs related to the transfer of land use right are paid by FMRA. The overall economic substance of the arrangement is that of a construction financing arrangement; accordingly, the land use right was not derecognized from the balance sheet, which amounted to $623,515. Rent payment method: the calculations will start from the date of the delivery of the facilities and rent will be paid quarterly. The principal amount will be determined and confirmed in writing by both parties at the time of the facilities delivery; if the parties cannot reach an agreement, the agreement will prevail if there is provisions in the agreement; if there is no agreement, the confirmation by a third-party audit will prevail. AUFP will repay the principal and pay rent on an annual basis. For the first to fifth years, AUFP will pay 4.32% of the total investment (principal amount confirmed) as annual rent to FMRA. From the sixth to the tenth year, AUFP will pay 20% of the determined principal amount each year to repurchase 20% of the shares in the platform company (incorporated by FMRA to own the composting facilities). After AUFP’s payment, FMRA will complete the necessary changes to the industrial and commercial registration of the platform company within one month. Once AUFP starts the payment of principal, the rent will be 4.32% of the remaining principal that AUFP has not pay, as the annual rent. The facilities were under operative testing in 2024. FMRA has not met the conditions of delivery as of December 31, 2025 and the date these consolidated financial statements are issued.

Legal Proceedings

The Company’s PRC operating subsidiaries and affiliates have been involved in several disputes with suppliers arising from unpaid amounts owed to raw material vendors following the suspension of production and related liquidity constraints. These matters primarily involve claims by suppliers of chicken manure, straw, and other production inputs, and several have been resolved through court-mediated settlements or judgments requiring staged payments or confirming liability.

In Fengyang Leqi Trading Co., Ltd. v. Anhui Allied United Mushroom Technology Co., Ltd. and Funan Allied United Farmer Products Co., Ltd., the plaintiff sought payment of RMB 252,780 for unpaid raw-material purchases consisting of rice husk chicken manure, plus interest, attorneys’ fees, and court costs. The Funan County People’s Court issued a civil mediation statement under case number (2025)Wan1225 MinChu No.13121, pursuant to which the defendants agreed to pay the RMB 252,780 in installments through January 30, 2026, with default interest at 3% per annum on any unpaid balance.

In Funan Yihe Agricultural Machinery Specialized Cooperative v. Anhui Allied United Mushroom Technology Co., Ltd., Anhui Allied United Mushroom Co., Ltd. and Funan Allied United Farmer Products Co., Ltd., the plaintiff claimed unpaid straw purchase amounts of RMB 1,620,456.3, plus interest and related costs. The Funan County People’s Court issued a civil mediation statement under case number (2025)Wan1225 Min Chu No.7019, pursuant to which the defendants agreed to pay RMB 820,000, with the remaining RMB 800,000 to be paid in installments.

In Mengcheng Shunjie Straw Recycling Co., Ltd. v. Anhui Allied United Mushroom Technology Co., Ltd., the plaintiff sought payment of RMB 1,154,204.5 for unpaid straw deliveries, plus interest and preservation costs, and the defendant disputed the amount and asserted quality-related defenses. After the plaintiff received straw to offset the account payable under try-parties agreement, the case was closed.

In Funan County Jieyu Agricultural Machinery Specialized Cooperative v. Anhui Allied United Mushroom Technology Co., Ltd., Anhui Allied United Mushroom Co., Ltd., Funan Allied United Farmer Products Co., Ltd., Zhang Zhen and Yang Shoubin (“Jieyu Case”), the plaintiff sought RMB 866,279.8 for unpaid straw purchase amounts, plus interest and other costs. By civil judgment under case number (2025)Wan1225Mi Min Chu No.10471, the Funan County People’s Court held that Anhui Allied United Mushroom Technology Co., Ltd. was liable for RMB 859,129.3 plus interest, and further held that Anhui Allied United Mushroom Co., Ltd. and Funan Allied United Farmer Products Co., Ltd. were jointly and severally liable, while dismissing the claims against the two individual employee defendants.

In Meng Jie v. Anhui Allied United Mushroom Technology Co., Ltd. (“Mengjie Case”), the asserted payable was approximately RMB 162,566 and related to a straw-pellet supplier. The parties reached a settlement agreement.

Hefei Wuxing Junye filed an execution-related matter against Anhui Allied United Mushroom Co., Ltd. and Funan Allied United Farmer Products Co., Ltd. (“Wuxing Case”) concerning a deposit refund originally in the amount of RMB 2,000,000 under case number (2025)Wan1225 Min Chu No.8232. The remaining balance of RMB 237,729.27 is to be paid by June 30, 2026.

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

As of the date of this report, all the liabilities above were accrued, the Company believes that these matters arose in the ordinary course of business in connection with supplier and contract payment disputes following the suspension of the PRC mushroom operations. The Company is monitoring compliance with the applicable settlements, judgments and related payment obligations, and evaluating any further enforcement exposure.

Note 14 – CONVERTIBLE NOTES PAYABLE

The convertible notes payable was $275,000 and $0 as of December 31, 2025 and 2024, respectively.

On August 5, 2025, the Company issued a convertible promissory note (the “Note”) in the principal amount of $275,000 to Labrys Fund II, L.P.  for an aggregate cash purchase of $250,000 in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) thereunder. As additional consideration for the purchase of the Note, the Company issues a common stock purchase warrant to purchase 45,833 shares of common stock at an initial price per share of $6.00 to the Purchaser. The Note bears interest at 10% per annum and matures on the twelve (12) months from the Issue Date. The Purchaser may have conversion rights at the date that an Event of Default occurs or the date that the Company failed to pay any Amortization Payment to convert the Convertible Note into shares of the Company’s common stock at a conversion price equal to the 90% of the lowest closing bid price of the Common Stock on Principal Market during the ten (10) Trading Day period immediately preceding the respective conversion date. The Company’s convertible notes have original maturities of less than one year and contain certain features that are contingent upon the occurrence of events of default. The Company evaluated the contingent feature under ASC 815 and concluded that separate bifurcation and accounting as an embedded derivative was not necessary, as the fair value of the feature was immaterial to the financial statements. Accordingly, the convertible notes are accounted for as a single financial liability. The convertible notes were initially recognized at their principal amount, which approximates their fair value at issuance. The difference between the proceeds received and the principal amount was not material and was recognized in expenses upon initial recognition.

NOTE 15 - DEFERRED INCOME

As of December 31, 2025 and 2024, deferred income was $1,133,055 and $1,195,384, respectively. Of these amounts, $110,590 and $121,897 were classified as current and $1,022,465 and $1,073,487, respectively were classified as non current. . The Company recognized $124,023 and $165,646, respectively, of government grants for the year ended December 31, 2025 and 2024, which consisted of $124,914 of asset-based grants and $40,732 of income-based grants for the year ended December 31, 2024, and $124,023 of asset-based grants for the year ended December 31, 2025,

The future amortization of deferred revenue schedule as follow:

2026	$110,590
2027	110,590
2028	110,590
2029	110,590
2030	110,590
thereafter	580,105
total	$1,133,055

NOTE 16 - INCOME TAXES

The company is subject to income taxes on an entity basis on income derived from the location in which each entity is domiciled. ESG China Limited and Hainan ESG Tech are holding companies without operations.

The Company’s U.S. parent company is subject to U.S. income tax rate of 21% and files U.S. federal income tax return. As of December 31, 2025 and 2024, the U.S. entity had net operating loss (“NOL”) carry forwards for income tax purposes of $456,665 and $195,027. Management believes the realization of benefits from these losses remains uncertain. Accordingly, a 100% deferred tax asset valuation allowance was provided.

In China the Corporate Income Tax Law generally applies an income tax rate of 25% to all enterprises. In corporate income tax article 86, “Regulations for the Implementation of the Enterprise Income Tax Law” article 27(1) of stipulate: the income of an enterprise engaged in agriculture, forestry, animal husbandry, and fishery projects may be exempted or reduced from income tax. Refer to: (1)Enterprises are exempted from enterprise income tax on income derived from the following items: 1. Planting of vegetables, grains, potatoes. Anhui Allied United Mushroom Technology and Anhui Allied United Mushroom are engaged in agricultural production in China, and their income tax are exempted. AUFP is not exempt for income tax. Net income and net loss were not offset among the operating subsidiaries. Net income of $817,802 and $3,281,821 were exempt from income tax for the years ended December 31, 2025 and 2024, respectively. The estimated tax savings as the result of the 25% tax break for the years ended December 31, 2025 and 2024 amounted to $204,451 and $820,455, respectively. The deferred tax assets were $641,840 and $517,978 as of December 31, 2025 and 2024, respectively. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance as of December 31, 2025 and 2024. The Company’s management reviews this valuation allowance periodically and makes adjustments as necessary.

There were no uncertain tax positions as of December 31, 2025 and 2024.

As of December 31, 2025 and 2024, the Company had net operating loss (“NOL”) carryforwards of $11,550,599 and $10,287,694, respectively, in PRC. The NOL carryforwards will begin to expire in the PRC in the calendar year 2026 through 2030, if not utilized $1,084,680 was expired for the year ended December 31,2025.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2025 and 2024:

	2025	2024
US federal statutory rates	(21.0%)	(21%)
Tax rate difference between PRC and U.S.	(3.5%)	(4%)
Effect of income tax exemption on certain income	(8.2%)	(54%)
Change in valuation allowance	16.3%	79%
Effective tax rate	$-	$-

The provision for income tax expense (benefit) for the periods ended December 31, 2025 and 2024 consisted of the following:

	2025	2024
Income tax expense - current	$-	$-
Income tax benefit -deferred	(641,840)	(517,978)
Increase in valuation allowance	641,840	517,978
Total income tax expense	$-	$-

The Company’s net deferred tax assets as of December 31, 2025 and 2024 is as follows:

	2025	2024
Deferred tax asset
Net operating loss	$(3,419,792)	$(3,049,122)
Less: valuation allowance	3,419,792	3,049,122
Net deferred tax asset	$-	$-

NOTE 17 - RELATED PARTY TRANSACTIONS

For the year ended December 31,2025, Mr. Zhi Yang, our founder loaned the Company $142,929, and the Company repaid $21,235. As of December 31, 2025, the Company had outstanding loans payable to Mr. Zhi Yang in the aggregate amount of $121,714. Such loans were non-interest-bearing and due on demand.

On October 22, 2022, Mr. Zhi Yang subscribed 12 million shares of common stock. Mr. Yang paid $30,000 for the 12,000,000 shares of ESG Inc. stock. The subscription was canceled on September 28, 2023, and the capital was recorded as a payable to Mr. Yang. The payable was paid off on February 5, 2024.

NOTE 18 - CONCENTRATIONS

Customers:

The Company had two customers that individually represented 10% or more of total sales, which accounted for 36.1% and 13.3% for the year ended December 31, 2025. For the year ended December 31, 2024, there were five customers’ sales over 10% and accounted for 31.1%, 16.0%, 14.6%, 14.0%, and 12.7%.

Suppliers:

Purchasing from One supplier accounted for 37.7% of the Company’s purchases for the year ended December 31, 2024. One supplier accounted for 12.0% of the Company’s purchases in 2025.

Accounts receivable:

As of December 31, 2025, the account receivable from one customer accounted for 82.0% of the total Company’s accounts receivable. As of December 31, 2024, Accounts receivable from one customer accounted for 95.4% of the total Company’s accounts receivable balance.

Accounts payable:

As of December 31, 2025, the account payable from one supplier accounted for 25.7% of the total Company’s accounts payable.

NOTE – 19 OPERATING SEGMENTS

The Company has three reportable segments: (1) White button mushroom (2) Compost III and (3) Mushroom powder seasonings in 2025 and one segment in 2024.

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
For the year ended December 31, 2025
Net operating revenues:
Third party	2,667,590	1,242,360	$2,212,683	$-	$-	$6,122,633
Intersegment	1,004,550	382,920	-	-	(1,387,470)	-
Total net operating revenues	3,672,140	1,625,280	2,212,683	-	-	7,510,103
Cost of goods sold	(1,325,499)	(1,124,985)	(3,154,629)	-	-	(5,605,113)
Intersegment cost of goods sold	(382,920)	-	(1,004,550)	-	1,387,470	-
Total net operating cost	(1,708,419)	(1,124,985)	(4,159,179)	-		(6,992,583)
Selling, general administrative expenses	(340,204)	(847,800)	(894,890)	(321,638)	-	(2,404,532)
Research and development	(155,696)	(156,917)	(49,899)	-	-	(362,512)
Operating income (loss)	846,191	(887,342)	(1,886,735)	(321,638)		(2,249,524)
Interest income (expense)	(299,049)	(36,671)	(189,002)			(524,722)
Other income (loss) — net	54,323	88,598	128,152			271,073
Income before income taxes	$601,465	$(835,415)	$(1,947,585)	$(321,638)	-	$(2,503,173)
Other segment information:
Property, plant and equipment - net	$2,019,895	$772,190	$13,521,164	$162	$-	$16,313,411
Depreciation and amortization	$200,493	$91,454	$1,545,234	$-	$-	$1,837,181

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
Year Ended December 31, 2024
Net operating revenues:
Third party	$5,858,322	$2,884,364	$3,939,645	$-	$-	12,682,330
Intersegment	4,588,702	3,270,725	881,232	205,000	(8,945,659)	-
Total net operating revenues	10,447,024	6,155,089	4,820,877	-	-	21,422,990
Cost of goods sold	(3,384,118)	(631,830)	(5,119,049)	-	-	(9,134,997)
Intersegment cost	(4,574,213)	(3,418,261)	(576,657)	-	8,569,131	-
Total net operating cost	(7,958,331)	(4,050,091)	(5,695,707)	-	-	(17,704,129)
Selling expense	(177,926)	(28,973)	(796,019)	(148,008)	-	(1,150,927)
general administrative expenses	(32,745)	(32,855)	-	-	65,600	-
Research and development	(340,309)	(163,516)	(204,929)	-	-	(708,754)
Operating income (loss)	1,955,969	2,060,044	(2,180,353)	(148,008)	-	1,687,652
Interest expense	(328,571)	(42,686)	(281,857)	-	-	(653,114)
Other income (loss) — net	7,576	22,167	182,741	831	-	213,315
Income before income taxes	$1,634,974	$2,039,525	$(2,279,470)	$(147,177)	-	$1,247,853
Other segment information:
Property, plant and equipment - net	$2,090,501	$724,851	$14,368,418	$422	$-	$17,184,192
Depreciation and amortization	$162,836	$62,114	$1,540,719	$260	$-	$1,765,929

*	$310,928 of the balance of elimination is the inter-segment unsold inventory.

NOTE 20 - SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the consolidated financial statements were issued and determined that, except as disclosed below and in Note 12 – Commitments and Contingencies, there were no material subsequent events requiring recognition or additional disclosure in the accompanying consolidated financial statements.

On March 6, 2026, ESG Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Monroe SPA”) with Monroe Street Capital Partners, LP (the “Monroe Investor”), pursuant to which the Company issued a convertible promissory note in the principal amount of $110,000 in exchange for $100,000 in gross proceeds (the “Monroe Note”). In connection with the Monroe SPA, the Company also issued a common stock purchase warrant to purchase 18,333 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Monroe Warrant”).

On March 9, 2026, the Company entered into a Securities Purchase Agreement (the “Crom SPA”) with Crom Structured Opportunities Fund I, LP (the “Crom Investor”), pursuant to which the Company issued a convertible promissory note in the principal amount of $110,000 in exchange for $100,000 in gross proceeds (the “Crom Note”). In connection with the Crom SPA, the Company also issued a common stock purchase warrant to purchase 18,333 shares of the Company’s common stock at an exercise price of $6.00 per share (the “Crom Warrant”).

In addition, as disclosed in Note 12 – Commitments and Contingencies, in Huai’an Hansen Environmental Engineering Co., Ltd. v. Funan Allied United Farmer Products Co., Ltd., the matter involves a contract dispute allegedly relating to quality issues in the amount of RMB 153,037, under case number (2026) Wan 1225 Zhi No.537.

Under the Leqi case, the Company is working on the comprehensive solution along with Jieyu, Mengjie and Wuxing cases through the Court under the local government support.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the principal executive officer and the principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Exchange Act”) as of December 31, 2025. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosures.

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

In connection with management’s assessment of our internal control over financial reporting as of December 31, 2025, we have concluded we have a material weakness. Specifically, we have insufficient internal control written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Changes in Internal Control Over Financial Reporting

During the fiscal year ended December 31, 2025, the Board of Directors of the Company appointed Edward F. Gobora as Chief Financial Officer of the Company. During the fiscal year ended December 31, 2025, the Board appointed Edward F. Gobora as Chief Financial Officer, and Zhi Yang ceased serving in that role. As a result, we remediated the weakness of segregation of duties that was outstanding as of December 31, 2024.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information about our executive officers, key employees and directors as of December 31, 2025.

Name	Age	Position	Appointment
Zhi Yang	51	Chief Executive Officer and Executive Director	July 2, 2021
Edward F. Gobora	59	Chief Financial Officer	August 27, 2025
John Wallace	75	Chairman of the Board and Independent Director	July 31, 2024
Cathy Fleming	70	Independent Director	July 31, 2024
Mark Hemmann	55	Independent Director	July 31, 2024
Neal Naito	64	Independent Director	July 31, 2024

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

Edward F. Gobora, Chief Financial Officer

Mr. Gobora currently serves as President and Chief Executive Officer of Main Line Advisory, LLC. He is also a founder of Miami International Holdings, Inc., the parent company of the MIAX Options Exchange. Prior to founding MIAX, Mr. Gobora was employed by Merrill Lynch in Princeton and London, where he served as Global Head of Currency Management and Head of the Global Bond Team from 1988 to 2001. Mr. Gobora earned a Bachelor of Science in Business Administration from Bloomsburg University of Pennsylvania. In addition to his professional experience, Mr. Gobora has been a long-standing member of the First Troop Philadelphia City Cavalry and served as its Executive Officer for eight years.

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

Neal Andrew Naito, Independent Director

Neal Naito, MD, MPH, our newly appointed Independent Director, has Over 35 years of healthcare experience including positions as a staff physician, internal medicine department head, occupational medicine department head, assistant professor of preventive medicine, director of public health, and co-founder of several biotech companies. As Director of Public Health, Navy Medicine, Neal has expertise in all areas of healthcare management, with a proven record of unprecedented accomplishment along with superb senior- level experience in executive decision-making, policy development, strategic business planning, Congressional relations, financial and personnel management, research and development, and current and future operations. As a medical research leader, Mr. Naito obtained $2.5 million dollars in Department of Defense funding for the development of intranasal thyrotropin releasing hormone as an anti- suicide medication, a visionary leader who spearheaded the first military medicine conference on incentives for health as a means for developing a Department of Defense roadmap in this key area for improving health outcomes while lowering costs. Attendees included other Federal Agencies, academic health centers, and civilian research organizations.

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

Nominating Procedures

During the fiscal year ended December 31, 2025, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

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

Involvement in Certain Legal Proceedings

No.

Subsequent Board Changes.

On March 12, 2026, John Wallace and Cathy Fleming each resigned from the Board of Directors of the Company and all committees thereof, effective immediately. The Company understands that neither resignation resulted from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Following such resignations, the Board reconstituted its committees as follows: the Audit Committee is comprised of Mark Hemmann (Chair) and Neal Naito; the Compensation Committee is comprised of Neal Naito (Chair) and Mark Hemmann; and the Nominating and Corporate Governance Committee is comprised of Neal Naito (Chair) and Mark Hemmann.

Item 11. Executive Compensation

Summary Executive Compensation Table

For the fiscal years ended December 31, 2025 and 2024, no bonus, stock awards, option awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings or other compensation was paid to our named executive officers, except as set forth below. Mr. Gobora was appointed Chief Financial Officer on August 27, 2025. No compensation was paid to Mr. Gobora by the Company during fiscal 2025.

		Salary	Stock Awards Shares	Total
Name and principal position (a)	Year	($)	($)	($)
Zhi Yang	2025	0	0	0
Chief Executive Officer	2024	0	0	0
Edward F. Gobora
Chief Financial Officer	2025	0	0	0

Employment Agreements

The Company does not have any employment or other compensation agreement with its executive officers. Moreover, there are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Grants of Plan-Based Awards

No plan-based awards were granted to any of our named executive officers during the interim fiscal year ended December 31, 2025.

Outstanding Equity Awards at Interim Fiscal Year End

No stock or stock option awards were granted to any other officer of the Company as at December 31, 2025.

Option Exercises and Stock Vested

No option to purchase our capital stock was exercised by any of our named executive officers, nor was any restricted stock held by such executive officers vested during the interim fiscal period ended December 31, 2025.

Pension Benefits

No named executive officers received or held pension benefits during the fiscal period ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our voting securities following the completion of the Reverse Merger described in Items 1.01 of this report by (i) any person or group owning more than 5% of any class of voting securities, (ii) each director, (iii) our chief executive officer and (iv) all executive officers and directors as a group as of December 31, 2025.

Name	Number of Shares of Common Stock	Percentage
Zhi Yang, Director and CEO	0	0%
DCG China Limited(1)	18,273,910	70.56%
John Wallace, Independent Director	0	0%
Edward F. Gobora	0	0%
Cathy Fleming, Independent Director	0	0%
Mark Hemmann, Independent Director	0	0%
Neal Naito, Independent Director	0	0%

(All officers and directors as a group (5 people)	18,273,910	70.56%

(1)	Zhi Yang is considered the beneficial owner of DCG China Limited,and thus has majority voting control over the Company. On May 8, 2024, Mr. Zhi Yang, the Company's founder and CEO transferred 14,000,000 shares of our common stock held in his name to DCG China Limited, ("DCG") a company owned by his mother, Xiayun Zhou. Under DCG China Limited, Mr. Yang is a director with voting control over DCG and is considered the beneficial owner of DCG, and therefore no change in control occurred. Prior to the transfer, DCG owned 7,632,800 shares of common stock, and now owns a total of 18,273,910, representing 70.56% of the issued and outstanding shares of common stock. As a result, our executive officers and directors may be able to: elect or defeat the election of our directors, amend or prevent amendment to our certificates of incorporation or bylaws, effect or prevent a merger, sale of assets or other corporate transaction, and control the outcome of any other matter submitted to the shareholders for vote. Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

(2)	Unless otherwise specified above, the mailing address for each of the shareholders is 433 East Hillendale Road, Chadds Ford PA. 19317.

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

Nominating Procedures

During the fiscal year ended December 31, 2025, there were not any material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Directors’ Fees

No compensation has been paid to any individual for services rendered as a director.

Compliance with Section 16(a) of the Securities Exchange Act

Not Applicable

Item 14. Principal Accountant Fees and Services.

The following table presents the aggregate fees billed for professional services rendered by our independent registered public accounting firms for the fiscal years ended December 31, 2025 and 2024:

Audit Fees
Audit fees for 2025 and 2024 were $120,000 and $140,000, respectively. Audit fees consist of fees for professional services rendered for the audit of the Company’s annual financial statements, the review of interim financial statements included in the Company’s quarterly reports, and services that are normally provided in connection with statutory and regulatory filings or engagements. For the year ended December 31, 2025, the aggregate fees for Prager Metis CPAs was $30,000, the review fees for Boladale Lawal & Co (Chartered Accountants) was $10,000 and $80,000 for Tang Qian & Associates, PLLC. For the year ended December 2024, the aggregate fees for Prager Metis CPAs related to audit services was $120,000, and the aggregate fees for Qi CPA LLC was $20,000.

Audit-Related Fees
Audit-related fees for 2025 and 2024 were $0 and $0, respectively.

Tax Fees
Tax fees for 2025 and 2024 were $0 and $0, respectively.

All Other Fees
All other fees for 2025 and 2024 were $0 and $0, respectively.

The Audit Committee, or the Board of Directors acting in lieu thereof, pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements
The financial statements required by this Item are included in Part II, Item 8 of this Annual Report on Form 10-K.

(b) Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1(a) to the Registration Statement on Form S-1 filed with the SEC on September 24, 2021)
3.2	Agreement and Plan of Merger, dated effective as of November 16, 2023, by and between Plasma Innovative Inc. and ESG Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023).
3.3	Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023).
3.4	Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on December 1, 2023).
3.5	Amended and Restated Bylaws of ESG Inc., approved February 20, 2025 and adopted effective February 24, 2025 (incorporated by reference to Exhibit 3.5 to the Quarterly Report on Form 10-Q for the period ended September 30, 2025).
10.1	Technology Assignment Agreement, dated August 6, 2021, by and between Plasma Innovative Inc. and Hanliang Shao (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10-Q filed with the SEC on September 21, 2021).
10.2	Investment and Cooperation Agreement, dated January 4, 2021, between the Company and Funan Agricultural Reclining Investment Co. Ltd (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1/A filed with the SEC on September 19, 2024).
10.3	Share Exchange Agreement between ESG Inc. and Funan Allied United Farmer Products Co., Ltd., dated September 28, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 9, 2023).
10.4	Share Exchange Agreement between Plasma Innovative Inc. and ESG Inc., dated November 6, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on November 9, 2023).
10.5	Securities Purchase Agreement, dated August 5, 2025, by and between ESG Inc. and Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2025).
10.6	Form of Convertible Promissory Note, dated August 5, 2025, issued by ESG Inc. in favor of Labrys Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 8, 2025).
10.7	Securities Purchase Agreement, dated March 6, 2026, by and between ESG Inc. and Monroe Street Capital Partners, LP (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2026).
10.8	Convertible Promissory Note, dated March 6, 2026 (Monroe Note) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2026).
10.9	Common Stock Purchase Warrant, dated March 6, 2026 (Monroe Warrant) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 12, 2026).
10.10	Securities Purchase Agreement, dated March 9, 2026, by and between ESG Inc. and Crom Structured Opportunities Fund I, LP (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 12, 2026).

16.1	Letter from Prager Metis CPAs, LLC, dated August 8, 2025 (incorporated by reference to Exhibit 16.01 to the Current Report on Form 8-K filed on August 8, 2025).
16.2	Letter from Boladale Lawal & Co., dated February 19, 2026 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on February 20, 2026).
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101. DEF	Inline XBRL Taxonomy Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESG Inc.

By:	/s/ Zhi Yang
Zhi Yang
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward F. Gobora
Edward F. Gobora
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Dated: March __, 2026