Form 10-Q
period 2026-03-31
ESG Inc.
filed 2026-05-15
CIK 1883835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-56532

ESG INC.

(Exact name of registrant as specified in its charter)

Nevada	87-1918342
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

433 East Hillendale Road, Chadds Ford, PA 19317

(Address of Principal Executive Offices) (Zip Code)

267-467-5871

(Registrant’s telephone number, including area code)

N/A

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒ Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,908,268 common shares issued and outstanding as of May 14, 2026.

ESG INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ESG INC.

Consolidated Balance Sheet

	March 31,	December 31,
	2026 (Unaudited)	2025 (Audited)
Assets
Current Assets
Cash	$168,479	$42,978
Restricted cash	37,912	36,892
Accounts receivable	3,089,551	3,223,334
Inventories	113,891	112,250
Other receivable	438,781	432,458
Advance to suppliers	849,392	837,152
Value added tax receivable, current	2,104,253	2,104,253
Total Current Assets	6,802,259	6,789,318

Property, plant and equipment, net	16,072,133	16,313,411
Intangible assets, net	3,018,625	2,992,157
Value added tax receivable	880,901	838,274
Total Non-current Assets	19,971,659	20,143,842

Total Assets	$26,773,918	$26,933,159

Liabilities and Shareholders' Equity
Current Liabilities
Short-term bank loans	$6,236,675	$6,146,809
Convertible notes payable	475,000	$275,000
Accounts payable	1,561,724	1,534,421
Accrued expenses and other current liabilities	5,291,184	5,030,921
Deferred income, current	110,590	110,590
Total Current liabilities	13,675,173	13,097,741

Deferred income	1,012,878	1,022,465
Long-term payable	931,513	960,836
Total Noncurrent liabilities	1,944,391	1,983,301

Total Liabilities	15,619,564	15,081,041

Commitments and Contingencies

Shareholders' Equity
Common stock ($0.001 par value; 65,000,000 shares authorized; 25,902,268 shares issued and outstanding as of March 31, 2026 and 25,899,468 issued and outstanding as of December 31, 2025, respectively)	25,903	25,900
Additional paid in capital	11,164,106	11,152,388
Accumulated comprehensive income (loss)	(180,791)	(310,877)
Accumulated deficit	(2,798,132)	(2,115,918)
Total Company stockholders' Equity	8,211,086	8,751,493
Noncontrolling interest	2,943,268	3,100,625
Total Equity	11,154,354	11,852,118

Total Liabilities and Stockholders' Equity	$26,773,918	$26,933,159

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025

Revenues	$-	1,587,144
Cost of goods sold		1,506,212

Gross profit	-	80,932

Operating expenses
Selling, General and administrative expense	787,081	289,330
Research and development cost	-	66,323
Total operating expenses	787,081	355,653

Income (Loss) from operations	(787,081)	(274,721)

Non-operating income (expense)
Interest expense	(123,011)	(130,402)
Other Income	26,043	128,970
Total non-operating income (expenses), net	(96,969)	(1,432)

Income (Loss) before income taxes	(884,050)	(276,153)

Income taxes	-
		-
Net income (loss)	(884,050)	(276,153)
Less: income (loss) attributable to noncontrolling interest	(201,836)	(63,489)
Net income (loss) to ESG Inc.	$(682,214)	(212,664)

Other comprehensive item
Foreign currency translation gain (loss) attributable to the Company	130,086	291,886
Foreign currency translation gain (loss) attributable to noncontrolling interest	44,479	99,802

Comprehensive income (loss) attributable to the Company	(552,128)	79,222
Comprehensive income (loss) attributable to noncontrolling interest	(157,357)	36,313

Net income (loss) per share - basic and diluted	$(0.03)	$(0.01)

Weighted average shares outstanding - basic and diluted	25,902,268	25,899,468

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid aid-in	Accumulated income	Accumulated other comprehensive	Total Company's	Noncontrolling
	Share	Amount	capital	(deficit)	income	equity	interest	Total

Balance at December 31, 2024	25,899,468	$25,900	$11,152,388	$(168,600)	$(711,270)	10,298,418	$3,519,577	$13,817,995
Net income	-	-	-	(212,664)	-	(212,664)	(63,489)	(276,153)
Foreign currency translation adjustment	-	-	-	-	291,886	291,886	99,802	391,688
Balance at March 31, 2025	25,899,468	$25,900	$11,152,388	$(381,264)	$(419,384)	10,377,640	$3,555,890	$13,933,530

Balance at December 31, 2025	25,899,468	$25,900	$11,152,388	$(2,115,918)	$(310,877)	8,751,493	$3,100,625	$11,852,118
Net income	-	-	-	(682,214)	-	(682,214)	(201,836)	(884,050)
Foreign currency translation adjustment	-	-	-	-	130,086	130,086	44,479	174,565
issue new shares (2,800 common shares)	2,800	3	11,718	-	-	11,721	-	-
Balance at March 31, 2026	25,902,268	$25,903	$11,164,106	$(2,798,132)	$(180,791)	8,211,086	$2,943,268	$11,154,354

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ESG INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2026	March 31, 2025

Cash flows from operating activities:
Net income (loss)	$(884,050)	$(276,153)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation and amortization	494,998	456,938
Changes in assets and liabilities:
Accounts receivable	(133,783)	450,976
Other receivable	6,323
Advance to suppliers	12,240
Inventories	1,641	520,144
Value added tax receivable	42,626
Notes receivable	-
Accounts payables	(27,303)	(2,849,351)
Other payables	-
Paybel to related party	-
Accrued expenses and other current liabilities	(230,940)	72,021
Deferred income	9,587
Net cash used in operating activities	(708,659)	(1,625,425)

Cash flows from investing activities:
Acquisition of fixed assets	-	(88,321)

Net cash used in investing activities	-	(88,321)

Cash flows from financing activities:
Proceeds of convertible notes	200,000	-
Repayment of bank loans	-	(194,627)
Proceeds of non-bank loans	-	1,611,350
Net cash used in financing activities	200,000	1,416,723

Effect of exchange rate changes on cash	635,180	307,851

Net increase (decrease) in cash	126,521	10,828

Cash, beginning of year	79,870	166,741

Cash, end of year	$206,391	$177,569

Supplemental disclosures of cash flow information:
Cash paid for interest	-	$76,639
Cash paid for income tax	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of ESG Inc. and its subsidiaries (collectively, the “Company,” “ESG,” “we,” “us” or “our”). In the opinion of management, the unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Proposed Split-Off of China Operations

On April 10, 2026, after the balance sheet date, the Company entered into a Split-Off and Share Exchange Agreement relating to the proposed split-off of ESG China Limited and the Company’s China operations. Because the agreement was entered into after March 31, 2026 and the proposed transaction had not closed as of March 31, 2026, the Company has not classified the China operations as held for sale or discontinued operations in these unaudited consolidated financial statements. The proposed split-off is disclosed as a subsequent event. The Company will continue to evaluate the accounting presentation in future reporting periods.

Correction of Immaterial Error in Previously Issued Financial Statements

During the preparation of the Company’s consolidated financial statements, management identified certain intercompany revenue and corresponding cost of revenue for the year ended December 31, 2025 that were not eliminated in consolidation. The correction reduced consolidated revenue and cost of revenue by approximately $1,749,093 for the year ended December 31, 2025, with no impact on gross profit, loss from operations, net loss, loss per share, total assets, total liabilities, stockholders’ equity, or cash flows. Management evaluated the correction under SAB 99 and SAB 108 and concluded that the correction was not material to the previously issued consolidated financial statements. Accordingly, the Company has not restated its previously issued consolidated financial statements.

Note 2 - Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had limited cash, recurring losses and a working capital deficiency. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management is pursuing additional financing and business development activities, including North America product commercialization initiatives, but there can be no assurance that such efforts will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Revenue

The Company generated no revenue during the three months ended March 31, 2026, compared to $1,587,144 during the three months ended March 31, 2025. The absence of revenue in 2026 was primarily due to the suspension of the Company’s PRC mushroom operations during the period.

		Three Months Ended		% of Total Revenue
Geographic	Products	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
China, mainland	Compost III	$-	$111,778	-	7.0%
China, mainland	White Button Mushroom	-	393,648	-	24.8%
Hong Kong, China	Mushroom powder seasonings	-	1,081,718	-	68.2%
Total	Total net sales	$-	$1,587,144	-	100%

Note 4 - Concentrations

For the three months ended March 31, 2025, three customers individually represented 10% or more of total sales, accounting for approximately 11.0%, 12.6% and 68.2% of total sales. The Company had no sales during the three months ended March 31, 2026. As of March 31, 2026 and March 31, 2025, one customer accounted for approximately 80.9% and 93.9%, respectively, of accounts receivable.

Note 5 – Inventories

	March 31, 2026	December 31, 2025
raw materials	$11,206	$11,044
Consumable supplies	102,685	101,206
finished goods	-	-
work in progress	-	-
Total inventories	$113,891	$112,250

Note 6 - Property, Plant and Equipment, Net

The following tables show the Company’s consolidated financial statement details as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Gross property, plant and equipment	$26,548,100	$26,165,580
Accumulated depreciation	(10,475,967)	(9,852,169)
Total property, plant and equipment, net	$16,072,133	$16,313,411

As of March 31, 2026 and December 31, 2025, certain buildings and improvements were pledged as collateral for bank loans, respectively.

Note 7 - Accounts Receivable

Accounts receivable were $3,089,551 and $3,223,334 as of March 31, 2026 and December 31, 2025, respectively. Most accounts receivable related to mushroom powder seasoning sales. The collectability and timing of collection remain subject to customer payment performance and the operating and liquidity conditions of the PRC business.

Note 8 - Accrued expenses and other current liabilities

	March 31, 2026	December 31, 2025
Advances from customers	$217,887	$214,747
Salary payable	95,160	93,789
Interest payable	228,885	149,183
Tax payable	43,834	27,966
Other payables	4,534,269	4,366,441
Long-term payable, current portion	171,148	178,793
Total	$5,291,184	$5,030,921

As of March 31, 2026, the Company had $4,534,269 of other payables, including $1,740,467 of loans and related interest from Funan Agricultural Investment Co., Ltd. and Funan Business Financing Service Center, $1,256,327 of loans from private funds, and $1,451,840 of amounts payable to the owner of Funan Zhihua Mushroom Co., Ltd.

As of December 31, 2025, the Company has $4,366,441 of other payables, including $1,970,940 of loans and related interest from Funan Agricultural Investment Co. Ltd and Funan Business Financing Service Center, $1,788,786 of loans from private funds and $555,882 of payable to the owner of Funan Zhihua Mushroom Co., Ltd.

Note 9 - Bank Loans

Short-term bank loans consisted of the following:

	03/31/2026	Interest rate	Due date	12/312025	Interest rate	Due date
Agricultural Bank of China Funan Branch (1)	725,195	4.65%	04/01/26	714,746	4.65%	04/02/26
Anhui Funan Rural Commercial Bank (2)	2,030,545	5.60%	12/19/26	2,001,287	5.60%	12/20/26
Anhui Funan Rural Commercial Bank (3)	1,450,389	5.60%	03/23/27	1,429,490	5.60%	03/24/26
Anhui Funan Rural Commercial Bank (4)	870,234	5.60%	01/14/27	857,694	5.60%	01/15/26
Bank of China Funan Branch (5)	1,160,312	3.60%	03/12/27	1,143,592	3.60%	03/13/26
Total	$6,236,675			$6,146,809

(1)	Loans are guaranteed by the founder of AUFP and SME Guarantee Corporation.

(2)	Loans are guaranteed by legal representative, the founder, and one shareholder of AUFP, ESG Hainan and SME Guarantee Corporation.

(3)	Loans are guaranteed by legal representative, and the founder of AUFP, AUFP and SME Guarantee Corporation.

(4)	Loans were guaranteed by legal representative and the founder of AUFP, AUFP and SME Guarantee Corporation.

(5)	$1,160,312 and $1,143,592 of loans from Bank of China were pledged by buildings as of March 31, 2026, and December 31, 2025, respectively.

Note 10 - Income Taxes

The income tax provision of the Company was zero for the three months ended March 31, 2026 and 2025. Certain PRC agricultural products, including Compost III and white button mushrooms, are eligible for income tax or value-added tax exemptions. The Company continues to maintain a valuation allowance against deferred tax assets where realization is uncertain due to the losses incurred.

Note 11 - Segment Information

The following table shows information by reportable segment for the three months ended March 31, 2026 and March 31, 2025:

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
March 31, 2026
Net operating revenues:
Third party	-	-	-	$-	$-	-
Intersegment	-	-	-	-	-	-
Total net operating revenues	-	-	-	-	-	-
Cost of goods sold	-	-	-	-	-	-
Selling, general administrative expenses	62,978	25,509	606,679	91,915	-	787,081
Research and development	-		-	-	-	-
Operating income (loss)	(62,978)	(25,509)	(606,679)	(91,915)	-	(787,081)
Interest income (expense)	(64,993)	(8,858)	(49,160)	-	-	(123,011)
Other income (loss) — net	14,443	1,264	10,336	-	-	26,043
Income before income taxes	$(113,528)	$(33,104)	$(645,503)	$(91,915)	-	$(884,050)

	White button mushroom	Compost III	Mushroom powder seasonings	Corporate	Eliminations	Total
March 31, 2025
Net operating revenues:
Third party	$393,648	$111,778	$1,081,718	$-	$-	$1,587,144
Intersegment	993,081	207,498	-	-	(1,200,579)	-
Total net operating revenues	1,386,729	319,276	1,081,718	-	-	2,787,723
Cost of goods sold	(200,137)	(146,568)	(1,159,507)	-	-	(1,506,212)
Intersegment cost of goods sold	(207,498)	-	(228,978)	-	436,476	-
Total net operating cost	(407,635)	(146,568)	(1,388,485)	-	-	(1,942,688)
Selling, general administrative expenses	(44,758)	(6,468)	(211,123)	(26,981)	-	(289,330)
Research and development	(36,755)	(29,568)	-	-	-	(66,323)
Operating income (loss)	111,998	(70,826)	(288,912)	(26,981)	-	(274,721)
Interest income (expense)	(89,930)	(10,084)	(30,388)			(130,402)
Other income (loss) — net	31,194	83,727	14,049			128,970
Income before income taxes	$53,262	$2,817	$(305,251)	$(26,981)	$-	$(276,153)

Note 12 - Convertible Notes, Warrants and Potential Dilution

Convertible notes payable were $475,000 and $275,000 as of March 31, 2026 and December 31, 2025, respectively. On August 5, 2025, the Company issued a convertible promissory note in the principal amount of $275,000 to Labrys Fund II, L.P. for an aggregate cash purchase price of $250,000 and issued a warrant to purchase 45,833 shares at an initial exercise price of $6.00 per share.

On February 6, 2026, the holder of the Labrys note converted $11,720.52 of accrued interest and fees into 2,800 shares of the Company’s common stock at a conversion price of $4.1859 per share. The conversion reduced the Company’s accrued liabilities and increased common stock and additional paid-in capital.

On March 6, 2026 and March 9, 2026, the Company issued convertible promissory notes in the principal amount of $110,000 each to Monroe Street Capital Partners, LP and Crom Structured Opportunities Fund I, LP, respectively. In connection with the issuance of the notes, the Company also issued warrants to each investor to purchase 18,333 shares of common stock at an exercise price of $6.00 per share.

The convertible notes and warrants may result in the issuance of additional shares of common stock upon conversion or exercise and therefore may have a dilutive effect on the Company’s existing stockholders. For the period ended March 31, 2026, the Company incurred a net loss; accordingly, the effect of the convertible notes, warrants and other potentially dilutive securities was anti-dilutive and excluded from the calculation of diluted loss per share. Therefore, basic and diluted loss per share were the same for the period presented.

Note 13 - Commitments and Contingencies

The Company’s PRC operating subsidiaries and affiliates have been involved in several supplier and contract payment disputes arising after the suspension of PRC mushroom operations and related liquidity constraints. These matters primarily relate to raw material, straw, construction, deposit refund and similar operating payables, several of which have been resolved by court-mediated settlements, judgments or staged payment arrangements. Management believes the liabilities related to these matters have been accrued, continues to monitor compliance with applicable settlements and judgments, and is evaluating any further enforcement exposure.

Note 14 - Subsequent Events

On April 10, 2026, the Company entered into a Split-Off and Share Exchange Agreement providing for the proposed split-off of ESG China Limited and the Company’s China operations in exchange for the surrender, redemption, retirement and cancellation of 10,432,800 shares of the Company’s common stock, subject to the terms and closing conditions described therein, including completion of the applicable Schedule 14C process and waiting period. Because the proposed transaction occurred after March 31, 2026 and had not closed as of the date of these unaudited consolidated financial statements, the Company has not reflected the China operations as discontinued operations as of March 31, 2026. If consummated, the transaction is expected to materially change the Company’s asset base, liabilities, historical operations, revenue sources and liquidity profile. The Company will evaluate discontinued operations presentation and related pro forma or other disclosure requirements in the reporting period in which the applicable criteria are met.

The Company’s consolidated financial statements as of March 31, 2026 continue to include the assets, liabilities and operating results of the China operations because the proposed split-off had not been completed as of the balance sheet date or the date of issuance of these unaudited consolidated financial statements. If consummated, the proposed split-off would significantly reduce the Company’s historical operating assets, liabilities and revenue-generating activities associated with the PRC operations and the Company would become substantially dependent on its North America operations and its ability to obtain additional financing. The proposed transaction may also materially affect the Company’s future liquidity, cash flows and going concern evaluation. There can be no assurance that the proposed split-off or related strategic repositioning efforts will be completed successfully.

On April 13, 2026, the holder of the Labrys note converted $10,080 of accrued interest and fees into 6,000 shares of the Company’s common stock at a conversion price of $1.68 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with the unaudited consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding our plans, expectations, financing needs, operating strategy, possible split-off of China operations, North America product development and commercialization, and other future events. These statements are based on current expectations and assumptions and involve risks and uncertainties. Actual results may differ materially from those expressed or implied by forward-looking statements. We undertake no obligation to update forward-looking statements except as required by law.

Overview

ESG Inc. is a Nevada holding company. Historically, the Company conducted substantially all operations through PRC subsidiaries engaged in mushroom composting, cultivation and processing. During the three months ended March 31, 2026, the PRC mushroom operations remained suspended and generated no revenue. The suspension, together with liquidity constraints and supplier payable matters, materially affected the Company’s results of operations and cash flows.

The Company is pursuing a strategic repositioning toward North America food operations, including mushroom-based snacks and alternative protein products through ESG Provisions, Inc. In the first quarter of 2026, the Company entered into financing transactions with Monroe Street Capital Partners, LP and Crom Structured Opportunities Fund I, LP and completed a limited conversion of accrued interest and fees under the Labrys note.

After quarter-end, the Company entered into a Split-Off and Share Exchange Agreement relating to its China operations, as described in Note 14. As of March 31, 2026, the Company continued to consolidate the China operations. Because the proposed split-off was entered into after quarter-end and had not closed as of March 31, 2026, the China operations are not presented as held for sale or discontinued operations in this Quarterly Report. The Company expects to reassess the presentation in future reporting periods if and when the transaction satisfies the applicable accounting criteria.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

Revenue

For the three months ended March 31, 2026, the Company generated no revenue, compared to revenue of $1,587,144 for the three months ended March 31, 2025. The decrease was primarily due to the suspension of the PRC mushroom operations during the 2026 period.

Cost of Goods Sold and Gross Profit

Cost of goods sold was $0 for the three months ended March 31, 2026, compared to $1,506,212 for the three months ended March 31, 2025. Gross profit was $0 for the three months ended March 31, 2026, compared to $80,932 for the 2025 period. The decrease was consistent with the absence of revenue during the 2026 period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $497,751 or 172.0%, to 787,081 for the three months ended March 31, 2026 from $289,330 for the three months ended March 31, 2025. The increase was primarily attributable to the classification of depreciation expense related to property, plant and equipment as selling, general and administrative expense during the suspension of production operations, together with public company and administrative costs.

Research and Development Expenses

Research and development expenses were $0 for the three months ended March 31, 2026, compared to $66,323 for the comparable 2025 period, due to the suspension of research and testing activities related to the PRC operations.

Interest Expense

Interest expense decreased by $7,391, or 5.7%, to $123,011 for the three months ended March 31, 2026 from $130,402 for the three months ended March 31, 2025.

Other Income

Other income decreased by $102,927, or 79.8%, to $26,043 for the three months ended March 31, 2026 from $128,970 for the three months ended March 31, 2025, primarily due to reduced government grant and subsidy income.

Net Loss

Net loss was $884,050 for the three months ended March 31, 2026, compared to $276,153 for the three months ended March 31, 2025. Net loss attributable to ESG Inc. was $682,214 for the three months ended March 31, 2026, compared to $212,664 for the three months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash of $206,391 and a working capital deficiency of approximately $6.9 million. Current liabilities included $6.2 million of short-term bank loans, $475,000 of convertible notes payable, $1.6 million of accounts payable, $110,590 of current deferred income and $5.3 million of accrued expenses and other current liabilities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company does not believe that its existing cash will be sufficient to fund operations and obligations for the next twelve months. The Company will need additional financing through debt, equity or strategic transactions. Financing may not be available on acceptable terms, or at all, and may involve dilution, restrictive covenants or other limitations.

Cash Flows from Operating Activities

Net cash used in operating activities was $708,659 for the three months ended March 31, 2026, compared to $1,625,425 for the three months ended March 31, 2025. The decrease in cash used was primarily attributable to lower accounts payable reductions for the three months ended March 31, 2026.

Cash Flows from Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2026, compared to $88,321 for the three months ended March 31, 2025. The decrease was due to no purchases of property, plant and equipment during the 2026 period.

Cash Flows from Financing Activities

Net cash provided by financing activities was $200,000 for the three months ended March 31, 2026, compared to $1,416,723 for the three months ended March 31, 2025. During the 2026 period, the Company received $200,000 in aggregate gross proceeds from convertible note financings.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2026 that management believes are reasonably likely to have a current or future material effect on the Company’s financial condition or results of operations.

Recently Issued Accounting Pronouncements

Management continues to evaluate recently issued accounting standards, including ASU 2024-03 relating to disaggregation of income statement expenses and ASU 2023-09 relating to income tax disclosures. The Company does not expect these standards to have a material impact on its financial statements upon adoption, although they may require additional disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Form 10-Q, management, with the participation of the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls

A control system can provide only reasonable, not absolute, assurance that its objectives are met. Because of inherent limitations, no evaluation of controls can provide absolute assurance that all control issues, errors or fraud, if any, have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company’s PRC operating subsidiaries and affiliates have been involved in supplier and contract payment disputes arising from unpaid amounts owed to vendors following the suspension of PRC mushroom operations and related liquidity constraints. These matters are summarized in Note 13 to the unaudited consolidated financial statements and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Management believes the related liabilities have been accrued and continues to monitor settlement, judgment and enforcement exposure.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, except that investors should consider the Company’s continuing liquidity constraints, suspension of PRC operations, proposed split-off of China operations and early-stage North America product commercialization plans.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 6, 2026, the holder of the Labrys note converted $11,720.52 of accrued interest and fees into 2,800 shares of common stock at a conversion price of $4.1859 per share. On March 6, 2026 and March 9, 2026, the Company issued convertible promissory notes in the principal amount of $110,000 each to Monroe Street Capital Partners, LP and Crom Structured Opportunities Fund I, LP, respectively, and issued warrants to purchase 18,333 shares to each investor at an exercise price of $6.00 per share. These securities were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On February 6, 2026, the Company entered into transactions relating to the Moku brand and continued to evaluate North America mushroom-based snack opportunities. On April 10, 2026, after the quarter-end, the Company entered into a Split-Off and Share Exchange Agreement relating to the proposed split-off of its China operations and disclosed intended continuing North America activities through ESG Provisions, Inc. These matters are summarized in Note 14.

Item 6. Exhibits

Exhibit	Description
3.1	Articles of Incorporation (incorporated by reference to prior filings).
3.2	Agreement and Plan of Merger by and between Plasma Innovative Inc. and ESG Inc. (incorporated by reference).
3.3	Articles of Merger between Plasma Innovative Inc. and ESG Inc. (incorporated by reference).
3.4	Bylaws of the Company (incorporated by reference).
10.1	Technology Assignment Agreement by and between Plasma Innovative Inc. and Hanliang Shao (incorporated by reference).
10.2	Investment and Cooperation Agreement with Funan Agricultural Recycling Investment Co. Ltd. (incorporated by reference).
10.3	Share Exchange Agreement between ESG Inc. and Funan Allied United Farmer Products Co., Ltd. dated September 28, 2023 (incorporated by reference).
10.4	Share Exchange Agreement between Plasma Innovative Inc. and ESG Inc. dated November 6, 2023 (incorporated by reference).
10.5	Securities Purchase Agreement, Convertible Promissory Note and Warrant with Monroe Street Capital Partners, LP (incorporated by reference to the Form 8-K filed March 12, 2026).
10.6	Securities Purchase Agreement, Convertible Promissory Note and Warrant with Crom Structured Opportunities Fund I, LP (incorporated by reference to the Form 8-K filed March 12, 2026).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a).
32.1*	Certification pursuant to 18 U.S.C. Section 1350.
32.2*	Certification pursuant to 18 U.S.C. Section 1350.
101*	Inline XBRL documents.
104*	Cover Page Interactive Data File.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESG INC.

Date: May 15, 2026

By:	/s/ Zhi Yang
Name: Zhi Yang
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward F. Gobora
Name: Edward F. Gobora
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)