Form 10-Q
period 2026-06-30
ESG Inc.
filed 2026-08-14
CIK 1883835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

15,591,376 shares of common stock issued and outstanding as of August 14, 2026.

ESG INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ESG INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025, As Revised
Assets
Current assets
Cash	$161,100	$42,505
Inventories	29,645	—
Current assets of discontinued operations	—	6,746,812
Total current assets	190,745	6,789,317

Property, plant and equipment, net	32	162
Noncurrent assets of discontinued operations	—	20,143,680
Total noncurrent assets	32	20,143,842

Total assets	$190,777	$26,933,159

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$64,324	$84,409
Accrued interest payable	19,522	—
Convertible notes payable, net	481,070	275,000
Current liabilities of discontinued operations	—	12,738,332
Total current liabilities	564,916	13,097,741
Noncurrent liabilities of discontinued operations	—	1,983,300

Total liabilities	564,916	15,081,041

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value; 65,000,000 shares authorized; 15,591,376 and 25,899,468 shares issued and outstanding, respectively	15,592	25,900
Additional paid-in capital	686,412	11,152,388
Additional paid-in capital issuable	—	444,096
Accumulated other comprehensive loss	—	(310,877)
Accumulated deficit	(1,076,143)	(2,560,014)
Total ESG Inc. stockholders’ equity (deficit)	(374,139)	8,751,493
Noncontrolling interest	—	3,100,625
Total equity (deficit)	(374,139)	11,852,118

Total liabilities and equity	$190,777	$26,933,159

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025, As Revised	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025, As Revised
Continuing operations
Revenue	$918	$—	$918	$—
Cost of goods sold	555	—	555	—

Gross profit	363	—	363	—

Selling, general and administrative expense	1,610	96,074	126,863	193,115
Professional fees	—	—	15,820	20,500
Total operating expenses	1,610	96,074	142,683	213,615

Loss from operations	(1,247)	(96,074)	(142,320)	(213,615)
Interest expense	26,036	—	32,817	—
Loss from continuing operations before income taxes	(27,283)	(96,074)	(175,137)	(213,615)

Income-tax expense	—	—	—	—
Net loss from continuing operations	(27,283)	(96,074)	(175,137)	(213,615)

Discontinued operations
Income (loss) from discontinued China operations, net of tax	(46,206)	701,917	(878,342)	452,745
Net income (loss)	(73,489)	605,843	(1,053,479)	239,130

Net income (loss) attributable to ESG Inc.	(63,297)	426,995	(841,451)	123,771
Net income (loss) attributable to noncontrolling interest	(10,192)	178,848	(212,028)	115,359
Foreign-currency translation adjustment attributable to ESG Inc. before reclassification	134,585	129,638	264,671	421,524
Reclassification adjustment for cumulative foreign-currency translation loss included in discontinued operations	46,206	—	46,206	—
Other comprehensive income attributable to noncontrolling interest	52,454	44,326	96,933	144,128
Comprehensive income (loss)	159,756	779,807	(645,669)	804,782

Less: comprehensive income (loss) attributable to noncontrolling interest	42,262	223,174	(115,095)	259,487

Comprehensive income (loss) attributable to ESG Inc.	$117,494	$556,633	$(530,574)	$545,295
Continuing operations—basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Discontinued operations—basic and diluted	$(0.00)	$0.02	$(0.03)	$0.01
Net income (loss)—basic and diluted	$(0.00)	$0.02	$(0.04)	$0.00
Weighted-average shares outstanding - basic and diluted	21,818,427	25,899,468	23,848,509	25,899,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2026 and 2025

2026	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	APIC Issuable	Accumulated Deficit	AOCI	ESG Inc. Equity	NCI	Total Equity
Balance at December 31, 2025, as revised	25,899,468	$25,900	$11,152,388	$444,096	$(2,560,014)	$(310,877)	$8,751,493	$3,100,625	$11,852,118
Labrys note conversion - February 6, 2026	2,800	3	11,718	-	-	-	11,721	-	11,721
Share-based compensation recognized for Q1 2026	-	-	-	95,939	-	-	95,939	-	95,939
Net loss	-	-	-	-	(778,154)	-	(778,154)	(201,836)	(979,990)
Foreign-currency translation adjustment	-	-	-	-	-	130,086	130,086	44,479	174,565
Balance at March 31, 2026	25,902,268	25,903	11,164,106	540,035	(3,338,168)	(180,791)	8,211,085	2,943,268	11,154,353
Labrys note conversion - April 13, 2026	6,000	6	10,074	-	-	-	10,080	-	10,080
Issuance of compensation shares and settlement of APIC issuable - June 1, 2026	115,908	116	539,919	(540,035)	-	-	-	-	-
Current-period foreign-currency translation adjustment through May 26, 2026	-	-	-	-	-	134,585	134,585	52,454	187,039
Reclassification of cumulative translation loss	-	-	-	-	-	46,206	46,206	-	46,206
Cancellation of shares in China split-off - May 26, 2026	(10,432,800)	(10,433)	(11,027,687)	-	2,325,322	-	(8,712,798)	-	(8,712,798)
Derecognition of ESG China noncontrolling interest	-	-	-	-	-	-	-	(2,985,530)	(2,985,530)
Net loss	-	-	-	-	(63,297)	-	(63,297)	(10,192)	(73,489)
Balance at June 30, 2026	15,591,376	$15,592	$686,412	$-	$(1,076,143)	$-	$(374,139)	$-	$(374,139)

2025 Comparative Period - As Revised

2025	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	APIC Issuable	Accumulated Deficit	AOCI	ESG Inc. Equity	NCI	Total Equity
Balance at December 31, 2024, as revised	25,899,468	$25,900	$11,152,388	$74,432	$(243,032)	$(711,270)	$10,298,418	$3,519,577	$13,817,995
Share-based compensation recognized for Q1 2025	-	-	-	90,559	-	-	90,559	-	90,559
Net loss	-	-	-	-	(303,223)	-	(303,223)	(63,489)	(366,712)
Foreign-currency translation adjustment	-	-	-	-	-	291,886	291,886	99,802	391,688
Balance at March 31, 2025	25,899,468	25,900	11,152,388	164,991	(546,255)	(419,384)	10,377,640	3,555,890	13,933,530
Share-based compensation recognized for Q2 2025	-	-	-	90,559	-	-	90,559	-	90,559
Net income	-	-	-	-	426,995	-	426,995	178,848	605,843
Foreign-currency translation adjustment	-	-	-	-	-	129,638	129,638	44,326	173,964
Balance at June 30, 2025	25,899,468	$25,900	$11,152,388	$255,550	$(119,260)	$(289,746)	$11,024,832	$3,779,064	$14,803,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ESG INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025, As Revised
Cash flows from operating activities
Net loss from continuing operations	$(175,137)	$(213,615)
Adjustments to reconcile net loss to net cash used in continuing operating activities:
Share-based compensation expense	95,939	181,119
Amortization of debt discount	6,070	-
Depreciation and amortization	130	130
Stock issuance for interest expense	18,301	-
Changes in operating assets and liabilities:
Inventories	(29,645)	-
Accounts payable	(20,085)	(8,626)
Accrued interest payable	19,522	-
Net cash used in operating activities - continuing operations	(84,905)	(40,992)

Net cash provided by (used in) operating activities - discontinued operations	27,058	(1,490,285)
Net cash used in operating activities	(57,847)	(1,531,277)

Cash flows from investing activities
Net cash used in investing activities - continuing operations	-	-
Net cash used in investing activities - discontinued operations	-	(208,253)
Net cash used in investing activities	-	(208,253)

Cash flows from financing activities
Proceeds from convertible notes	200,000	-
Net cash provided by financing activities - continuing operations	200,000	-
Net cash provided by financing activities - discontinued operations	-	1,341,253
Net cash provided by financing activities	200,000	1,341,253

Cash and restricted cash transferred with the China split-off	(38,493)	-
Effect of exchange-rate changes on cash and restricted cash	(22,431)	360,909
Net increase (decrease) in cash and restricted cash	81,229	(37,369)

Cash and restricted cash, beginning of period	79,871	166,741
Cash, end of period	$161,100	$129,372

Supplemental disclosures of non-cash investing and financing activities:

On June 1, 2026, the Company issued 115,908 restricted shares of common stock in settlement of $540,035.48 previously recorded within additional paid-in capital issuable. The issuance had no effect on total stockholders’ equity or cash flows.

On May 26, 2026, the Company distributed the net assets of ESG China Limited in connection with the split-off and canceled 10,432,800 shares of its common stock. The transaction was principally noncash.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of ESG Inc. and its subsidiaries (collectively, the “Company,” “ESG,” “we,” “us” or “our”). All material intercompany accounts and transactions have been eliminated.

In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. Except for the revisions described in Note 7, such adjustments are of a normal recurring nature.

These unaudited condensed consolidated financial statements should be read together with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results for interim periods are not necessarily indicative of results expected for the full fiscal year or any future period.

Note 2 - Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going-concern basis, which assumes that the Company will continue in operation and realize its assets and discharge its liabilities in the ordinary course of business.

Following completion of the split-off of the Company’s China operations on May 26, 2026, the Company’s continuing operations are in an early stage and have generated limited revenue. For the six months ended June 30, 2026, the Company incurred a loss from continuing operations of $175,137 and used $84,905 of cash in continuing operating activities.

As of June 30, 2026, the Company had cash of $161,100, current assets of $190,745, current liabilities of $564,916 and a working-capital deficit of $374,171. The Company also remained in default under the Labrys Fund II, L.P. convertible promissory note described in Note 6.

The Company’s existing cash resources and anticipated operating cash flows are not expected to be sufficient to satisfy its operating and financing obligations for the twelve months following issuance of these financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans include seeking additional debt or equity financing, negotiating extensions, conversions or modifications of outstanding indebtedness, controlling operating expenses, commercializing the Company’s North American food and snack products and evaluating strategic transactions. There can be no assurance that financing will be available when required or on acceptable terms or that management’s plans will be successfully implemented. Management’s plans have not alleviated the substantial doubt, and the financial statements do not include adjustments that might result from the outcome of this uncertainty.

Note 3 – Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods is transferred to a customer in an amount that reflects the consideration the Company expects to receive.

Following classification of the former PRC operations as discontinued operations, the Company recognized $918 of revenue from continuing operations for both the three and six months ended June 30, 2026 and no revenue for the corresponding 2025 periods.

Revenue generated by the former PRC operations has been retrospectively classified within discontinued operations for all periods presented. See Note 4.

As of June 30, 2026, the Company had no material contract assets, contract liabilities or remaining performance obligations related to continuing operations.

Note 4 - Split-Off and Discontinued Operations

On May 26, 2026, the Company completed the split-off of ESG China Limited and its subsidiaries pursuant to the Split-Off and Share Exchange Agreement dated April 10, 2026. In connection with the transaction, the Company transferred all of the outstanding equity interests of ESG China Limited in exchange for the surrender, redemption, retirement and cancellation of 10,432,800 shares of the Company’s common stock.

The transaction was a related-party transaction because the Company’s Chief Executive Officer and a director controlled DCG China Limited, one of the counterparties. Upon completion of the transaction, the Company ceased to own or control ESG China Limited and its subsidiaries.

The split-off represented a strategic shift that had a major effect on the Company’s operations and financial results. Accordingly, the results of the former China operations through May 26, 2026 are presented as discontinued operations for all periods presented. Comparative prior-period results have been reclassified to conform to the current presentation.

Upon deconsolidation, the Company derecognized the assets, liabilities and noncontrolling interests associated with the China operations. The Company also reclassified the remaining cumulative foreign-currency translation loss attributable to ESG Inc. of $46,206 from accumulated other comprehensive loss into discontinued operations. A corresponding reclassification adjustment was included in other comprehensive income, and the reclassification had no effect on total comprehensive income or cash flows.

For the three months ended June 30, 2026, loss from discontinued operations for that period was therefore $46,206. For the six months ended June 30, 2026, operating loss from discontinued operations was $832,136 and total loss from discontinued operations, including the CTA reclassification, was $878,342.

The Company recognized no additional gain or loss from the difference between the carrying amount of the net assets distributed and the related consideration. As of June 30, 2026, no assets or liabilities attributable to the former China operations remained on the Company’s consolidated balance sheet, and the Company had no significant continuing involvement with those operations. Separately, during the second quarter of 2026, the Company recorded a $10,192 attribution adjustment between ESG Inc. and the noncontrolling interest. The adjustment affected only the attribution of consolidated net loss between ESG Inc. and the noncontrolling interest and had no effect on consolidated net loss, loss from discontinued operations, total comprehensive income (loss), or total stockholders’ equity.

Major classes of assets and liabilities of discontinued operations:

	May 26, 2026	December 31, 2025
Assets
Cash	$-	$474
Restricted cash	38,493	36,892
Accounts receivable	3,136,960	3,223,334
Inventories	115,639	112,250
Other receivables	445,514	432,458
Advances to suppliers	862,425	837,152
Value-added tax receivable, current	2,104,253	2,104,252
Total current assets	6,703,284	6,746,812
Property, plant and equipment, net	16,318,564	16,313,249
Intangible assets, net	3,064,945	2,992,157
Value-added tax receivable, noncurrent	926,708	838,274
Total noncurrent assets	20,310,217	20,143,680
Total assets	$27,013,501	$26,890,492
Liabilities
Short-term bank loans	$6,332,376	$6,146,809
Accounts payable	1,493,786	1,450,012
Accrued expenses and other current liabilities	5,402,497	5,030,921
Deferred income, current	110,590	110,590
Total current liabilities	13,339,249	12,738,332
Deferred income, noncurrent	1,030,117	1,022,465
Long-term payable	945,807	960,835
Total noncurrent liabilities	1,975,924	1,983,300
Total liabilities	$15,315,173	$14,721,632

Major classes of income and expense of discontinued operations:

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Revenue	$-	$2,490,036
Cost of revenue	-	1,407,670
Selling, general and administrative expenses	-	115,419
Research and development expense	-	155,053
Interest income (expense), net	-	(133,921)
Other income	-	23,944
Operating income (loss) before CTA reclassification	-	701,917
CTA reclassification loss	(46,206)	-
Income (loss) from discontinued operations	$(46,206)	$701,917

	Period Ended May 26, 2026	Six Months Ended June 30, 2025
Revenue	$-	$4,077,180
Cost of revenue	-	2,913,882
Selling, general and administrative expenses	734,324	377,768
Research and development expense	-	221,376
Interest expense	124,081	264,323
Other income, net	26,269	152,914
Operating income (loss)	(832,136)	452,745
CTA reclassification loss	(46,206)	-
Income (loss) from discontinued operations	$(878,342)	$452,745

Note 5 - Segment Reporting

Following completion of the split-off on May 26, 2026, the Company operates as one operating and reportable segment consisting of its continuing North American food and snack operations. The Company’s Chief Executive Officer is the chief operating decision maker (the “CODM”).

The CODM evaluates the segment principally based on revenue and loss from continuing operations and reviews significant expense categories including cost of goods sold, selling, general and administrative expenses, professional fees and interest expense. The CODM uses this information to assess performance and allocate resources.

The former PRC operations have been classified as discontinued operations and are excluded from the continuing segment information.

	Q2 2026	Q2 2025, As Revised	Six Months 2026	Six Months 2025, As Revised
Revenue	$918	$-	$918	$-
Cost of goods sold	555	-	555	-
Selling, general and administrative expenses	1,610	96,074	126,863	193,115
Professional fees	-	-	15,820	20,500
Interest expense	26,036	-	32,817	-
Segment loss	$(27,283)	$(96,074)	$(175,137)	$(213,615)

Total segment assets, which equal consolidated assets, were $190,777 as of June 30, 2026.

Note 6 - Convertible Notes and Warrants

Convertible notes payable consisted of the following as of June 30, 2026:

Amount
Aggregate principal	$495,000
Less: unamortized debt discount	(13,930)
Convertible notes payable, net	$481,070

Labrys Fund II, L.P.

On August 5, 2025, the Company issued an unsecured convertible promissory note to Labrys Fund II, L.P. in the principal amount of $275,000 for cash proceeds of $250,000, reflecting an original issue discount of $25,000. The note bears interest at 10% per annum and had a stated maturity date of August 5, 2026. In connection with the financing, the Company also issued Labrys a warrant to purchase 45,833 shares of common stock at an initial exercise price of $6.00 per share.

The Company did not make the $151,250 amortization payment due on February 5, 2026. The failure constituted an Event of Default and triggered the holder’s acceleration and default-conversion rights. The Company made no scheduled cash amortization payments through June 30, 2026. Scheduled payments in arrears as of June 30, 2026 aggregated $252,083.32, and the outstanding principal remained $275,000.

On February 6, 2026, the holder converted $9,970.52 of accrued interest and a $1,750 conversion fee, totaling $11,720.52, into 2,800 shares at $4.1859 per share. On April 13, 2026, the holder converted $8,330 of accrued interest and a $1,750 conversion fee, totaling $10,080, into 6,000 shares at $1.68 per share. Neither conversion reduced principal.

Under the terms of the note, principal or interest not paid when due bears default interest at the lesser of 22% per annum or the maximum rate permitted by law, calculated on the basis of a 365-day year and the actual number of days elapsed.

During preparation of the financial statements for the quarter ended June 30, 2026, the Company recognized approximately $13,110 of additional default interest under the Labrys note. The adjustment was recognized in interest expense during the second quarter of 2026. Total accrued interest payable was $19,522 as of June 30, 2026. The adjustment did not reduce the outstanding principal balance of the Labrys note.

The note permits the holder, following an Event of Default, to claim a contractual default amount equal to 150% of outstanding principal and accrued interest, including applicable default interest, together with collection costs. No written waiver, amendment, extension or forbearance agreement had been entered into as of June 30, 2026. See Note 9 for subsequent developments concerning a temporary forbearance arrangement reached with the holder after June 30, 2026.

Monroe Street Capital Partners, LP and Crom Structured Opportunities Fund I, LP

On March 6 and March 9, 2026, the Company issued unsecured convertible promissory notes in the principal amount of $110,000 each to Monroe Street Capital Partners, LP and Crom Structured Opportunities Fund I, LP, respectively, for aggregate cash proceeds of $200,000. Each note reflects a $10,000 original issue discount and includes a one-time $11,000 interest charge.

The Monroe note matures on March 6, 2027, and the Crom note matures on March 9, 2027. No scheduled principal or interest payment was due under either note as of June 30, 2026, and no amount under either note had been converted.

In connection with the notes, the Company issued each investor a warrant to purchase 18,333 shares of common stock at an exercise price of $6.00 per share.

The potential common shares issuable under the notes and warrants were excluded from diluted loss-per-share calculations because their effect would have been antidilutive.

Note 7 - Share-Based Compensation and Revision of Prior-Period Financial Statements

On October 17, 2024, the Board of Directors approved a share-based compensation arrangement for specified directors and officers. The arrangement established fixed annual dollar amounts of compensation, earned quarterly, with the number of shares for each quarter determined using the average closing price of the Company’s common stock during the final five trading days of that quarter. The shares were to be issued every six months.

While the number of shares for a quarter remained variable, the award represented a fixed monetary obligation payable in a variable number of shares. At the end of each quarter, the formula fixed the number of shares earned for that quarter. Because the obligation was thereafter payable only in a fixed number of the Company’s shares, the Company recorded the amount within additional paid-in capital issuable until settlement.

During the second quarter of 2026, the Company determined that compensation earned under the arrangement had not been recorded in the applicable prior periods. The compensation was allocated as follows:

Period	Compensation
October 17-December 31, 2024	$74,432.45
Year ended December 31, 2025	369,663.78
Three months ended March 31, 2026	95,939.25
Total	$540,035.48

The Company evaluated the errors under applicable U.S. GAAP and SEC materiality guidance and concluded that the errors were not material to the previously issued financial statements. The Company further concluded that recording the cumulative correction entirely during the second quarter of 2026 would materially distort current-period results. Accordingly, the Company revised the affected prior-period comparative information presented in these unaudited condensed consolidated financial statements.

The compensation for the six months ended June 30, 2025 was allocated equally between the first and second quarters, resulting in $90,559.48 for each quarter.

The revisions increased additional paid-in capital issuable and accumulated deficit as of December 31, 2025 by $444,096.23. The revisions increased selling, general and administrative expense and net loss for the three and six months ended June 30, 2025 by $90,559.48 and $181,118.96, respectively. The revisions increased selling, general and administrative expense and net loss for the three months ended March 31, 2026 by $95,939.25.

On June 1, 2026, the Company issued an aggregate of 115,908 restricted shares of common stock to seven current and former directors and officers in settlement of the entire $540,035.48 balance recorded within additional paid-in capital issuable. The issuance increased common stock and additional paid-in capital, eliminated the APIC-issuable balance, and had no effect on total stockholders’ equity or cash flows. The Company received no cash proceeds from the issuance. The shares were issued as restricted securities without registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof.

Based on management’s determination that no compensation arrangement was in effect for services after March 31, 2026, the Company recognized no additional share-based compensation expense for the three months ended June 30, 2026.

The following tables summarize the effects of the prior-period revisions on the Company’s previously reported financial information:

Effects of Revisions as of December 31, 2025

December 31, 2025	Previously Reported	Adjustment	As Revised
Additional paid-in capital issuable	$-	$444,096	$444,096
Accumulated deficit	$(2,115,918)	$(444,096)	$(2,560,014)
Total ESG Inc. stockholders’ equity	$8,751,493	$-	$8,751,493

Effects of Revisions for the Three and Six Months Ended June 30, 2025

	Q2 2025 Previously Reported	Adjustment	Q2 2025 As Revised	Six Months 2025 Previously Reported	Adjustment	Six Months 2025 As Revised
Selling, general and administrative expense	$5,515	$90,559	$96,074	$11,996	$181,119	$193,115
Loss from continuing operations	(5,515)	(90,559)	(96,074)	(32,496)	(181,119)	(213,615)
Net income	696,402	(90,559)	605,843	420,249	(181,119)	239,130
Net income attributable to ESG Inc.	517,554	(90,559)	426,995	304,890	(181,119)	123,771
Comprehensive income attributable to ESG Inc.	$647,192	$(90,559)	$556,633	$726,414	$(181,119)	$545,295

Effects of Revisions for the Three Months Ended March 31, 2026

Three Months Ended March 31, 2026	Previously Reported	Adjustment	As Revised
Selling, general and administrative expense	$29,314	$95,939	$125,253
Loss from continuing operations	(51,915)	(95,939)	(147,854)
Net loss	(884,051)	(95,939)	(979,990)
Net loss attributable to ESG Inc.	(682,215)	(95,939)	(778,154)
Comprehensive loss attributable to ESG Inc.	$(552,129)	$(95,939)	$(648,068)

Note 8 - Commitments and Contingencies

Except for the going-concern uncertainty described in Note 2, the split-off described in Note 4, the former PRC supplier matters described in Part II, Item 1, and the convertible-note obligations and default described in Note 6.

Moku License Agreement. On February 8, 2026, the Company entered into an Intellectual Property & Brand License Agreement with Moku Foods, Inc. Pursuant to the agreement, the Company agreed to cause shares of its common stock having a stated value of $100,000 to be issued to an escrow agent as contingent consideration, subject to the release conditions set forth in the agreement. No shares had been issued by the Company’s transfer agent under this arrangement as of June 30, 2026, and no such shares are included in the Company’s issued and outstanding common stock as of June 30, 2026. Moku has no beneficial ownership, voting, dividend or transfer rights with respect to the contingent shares unless and until shares are issued and released in accordance with the agreement.

The Company was not subject to other material commitments or contingencies as of June 30, 2026.

Note 9 - Subsequent Events

Management evaluated subsequent events through August 14, 2026, the date on which these unaudited condensed consolidated financial statements were available to be issued.

On August 5, 2026, the Labrys Fund II, L.P. convertible promissory note reached its stated maturity. The outstanding principal, accrued interest and other amounts due under the note remained unpaid, and the Event of Default described in Note 6 remained uncured.

On August 7, 2026, Labrys agreed that, in consideration of a $1,000 payment by the Company, it would forbear from exercising its conversion rights under the note for 90 days commencing upon receipt of the payment. Labrys received the $1,000 payment on August 13, 2026, and the conversion-forbearance period commenced on that date and expires on November 11, 2026. The $1,000 payment constituted consideration for the forbearance and did not reduce the outstanding principal balance.

The forbearance is limited to the exercise of conversion rights and does not cure the existing Event of Default, extend the note's stated maturity date, suspend the accrual of contractual default interest or otherwise modify the amounts payable under the note.

No other subsequent event requiring recognition or disclosure was identified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding, among other matters, our plans, objectives, expectations, financing and liquidity needs, operating strategy, the anticipated effects of the completed split-off of our China operations, the development and commercialization of our North American food products, and other future events and circumstances.

Forward-looking statements are based on management’s current expectations, estimates, assumptions and projections and are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Readers should not place undue reliance on these forward-looking statements. Except as required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

On May 26, 2026, the Company completed the split-off of its China operations pursuant to the Split-Off and Share Exchange Agreement described in Note 4 to the unaudited condensed consolidated financial statements. In connection with the transaction, the Company transferred its ownership of ESG China Limited and its subsidiaries, and 10,432,800 shares of the Company’s common stock were surrendered and canceled. The former China operations ceased to be consolidated effective May 26, 2026 and are presented as discontinued operations for all periods presented.

Following the split-off, the Company’s continuing operations consist of its early-stage North American food and snack business conducted through ESG Provisions, Inc. The Company is developing and commercializing mushroom-based snacks and alternative-protein products through product development, sourcing, packaging, co-manufacturing, e-commerce and other commercialization activities.

The continuing business generated limited revenue during the six months ended June 30, 2026 and remains dependent on additional financing, successful product commercialization, third-party suppliers and manufacturers, production readiness, supply-chain execution and customer acceptance.

Results of Operations

Revenue, Cost of Goods Sold and Gross Profit

Revenue from continuing operations was $918 for both the three and six months ended June 30, 2026, compared with no revenue during the corresponding 2025 periods.

Cost of goods sold was $555 for both the three and six months ended June 30, 2026, resulting in gross profit of $363 and a gross margin of approximately 39.5%. The continuing business remains in an early commercialization stage, and the results are not necessarily indicative of future periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,610 for the three months ended June 30, 2026, compared with $96,074 for the corresponding 2025 period, as revised. The decrease of $94,464, or approximately 98.3%, principally reflected $90,559 of share-based compensation included in the revised 2025 period and the limited level of continuing operations during the 2026 quarter.

For the six months ended June 30, 2026, selling, general and administrative expenses were $126,863, compared with $193,115 for the corresponding 2025 period, as revised. The 2026 amount included $95,939 of share-based compensation attributable to the three months ended March 31, 2026. The 2025 amount included $181,119 of revised share-based compensation.

On June 1, 2026, the Company issued 115,908 restricted shares in settlement of $540,035.48 of compensation earned through March 31, 2026. The issuance did not result in additional second-quarter expense and had no effect on cash flows. See Note 7.

Professional Fees

Professional fees were $0 and $15,820 for the three and six months ended June 30, 2026, respectively, compared with $0 and $20,500 for the corresponding 2025 periods. The six-month decrease of $4,680 primarily reflected the timing of legal, accounting, audit and other professional services.

Interest Expense

Interest expense was $26,036 and $32,817 for the three and six months ended June 30, 2026, respectively, compared with no interest expense during the corresponding 2025 periods. The 2026 expense resulted from the Company’s convertible notes, including stated interest and amortization of debt discounts and approximately $13,110 of additional default interest recognized during the second quarter of 2026 under the Labrys Fund II, L.P. convertible promissory note. See Note 6 to the unaudited condensed consolidated financial statements.

Loss from Continuing Operations and Net Loss

Loss from continuing operations was $27,283 for the three months ended June 30, 2026, compared with $96,074 for the corresponding 2025 period, as revised. For the six months ended June 30, 2026, loss from continuing operations was $175,137, compared with $213,615 for the corresponding 2025 period, as revised. The 2026 losses included interest expense associated with the Company’s convertible notes, including the additional default interest recognized under the Labrys note described above.

Loss from discontinued operations was $46,206 and $878,342 for the three and six months ended June 30, 2026, respectively. Income from discontinued operations was $701,917 and $452,745 for the corresponding 2025 periods.

Consolidated net loss was $73,489 and $1,053,479 for the three and six months ended June 30, 2026, respectively, compared with consolidated net income of $605,843 and $239,130 for the corresponding 2025 periods, as revised.

Liquidity and Capital Resources

As of June 30, 2026, the Company had cash of $161,100, current assets of $190,745 and current liabilities of $564,916, resulting in a working-capital deficit of $374,171. Current liabilities included accounts payable of $64,324, accrued interest payable of $19,522 and convertible notes payable, net, of $481,070. The aggregate outstanding principal of the convertible notes was $495,000.

The Company’s continuing operations generated only $918 of revenue during the six months ended June 30, 2026 and have not generated sufficient cash flow to fund operating expenses, public-company costs, working-capital requirements and debt obligations. Existing cash and expected operating cash flows are not expected to be sufficient to meet the Company’s obligations for the twelve months following issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, and management’s plans have not alleviated that doubt.

Management’s plans include seeking additional debt or equity financing, negotiating extensions, conversions or modifications of outstanding debt, controlling operating expenses, commercializing the Company’s North American products and evaluating strategic transactions. Financing may not be available when required or on acceptable terms. Failure to obtain financing or generate sufficient operating cash flow could require the Company to delay product launches, reduce operations, default on obligations or pursue a restructuring or other strategic transaction.

Cash Flows

Operating Activities

Net cash used in operating activities was $57,847 for the six months ended June 30, 2026, compared with $1,531,277 for the corresponding 2025 period.

Continuing operations used $84,905 of cash during the six months ended June 30, 2026, compared with $40,992 during the corresponding 2025 period. The 2026 reconciliation included a noncash share-based compensation adjustment of $95,939.

Discontinued operations provided $27,058 of cash during the six months ended June 30, 2026 and used $1,490,285 during the corresponding 2025 period.

Investing Activities

Continuing operations had no investing cash flows during either period. Discontinued operations had no investing cash flows during the six months ended June 30, 2026 and used $208,253 during the corresponding 2025 period.

Financing Activities

Continuing operations received $200,000 of net financing cash flows during the six months ended June 30, 2026 from the Monroe and Crom convertible-note financings. Continuing operations had no financing cash flows during the corresponding 2025 period.

Discontinued operations had no financing cash flows during the six months ended June 30, 2026 and provided $1,341,253 during the corresponding 2025 period.

The Company transferred $38,493 of cash and restricted cash in connection with the China split-off and recorded a $22,431 adverse effect of exchange-rate changes on cash and restricted cash. Cash and restricted cash increased by $81,229, from $79,871 at December 31, 2025 to $161,100 at June 30, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2026.

Based on that evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to a material weakness in the Company’s internal control over financial reporting.

The material weakness relates to insufficient formal written accounting and financial-reporting policies, procedures and review controls to ensure that complex and nonroutine transactions are timely identified, analyzed, documented, approved, recorded and disclosed in accordance with U.S. generally accepted accounting principles and applicable SEC reporting requirements. This weakness could affect the Company’s accounting for and disclosure of matters including equity compensation, convertible debt, related-party transactions, deconsolidation and discontinued operations.

During the preparation of the unaudited condensed consolidated financial statements for the quarter ended June 30, 2026, the Company determined that its controls did not result in the timely identification, accounting, documentation and review of share-based compensation earned by directors and officers through March 31, 2026. The Company revised the affected prior-period comparative information and recorded the June 1, 2026 settlement through the issuance of shares. The material weakness had not been remediated as of June 30, 2026.

Changes in Internal Control over Financial Reporting

The completion of the split-off of ESG China Limited on May 26, 2026 materially changed the scope of the Company’s internal control over financial reporting because the former China operations were removed from the Company’s consolidation and financial-reporting processes. In connection with the transaction, the Company implemented or modified processes addressing deconsolidation, discontinued-operations reporting, derecognition of assets, liabilities and noncontrolling interests, and cancellation of the related common shares.

Except for the changes described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments during the quarter ended June 30, 2026 in the legal proceedings previously disclosed in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. The former PRC operating entities involved in those supplier and contract payment disputes ceased to be subsidiaries of the Company upon completion of the split-off on May 26, 2026. Based on management’s review, no material claim arising from those matters has been asserted against ESG Inc. or any continuing subsidiary.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 13, 2026, Labrys Fund II, L.P. converted $8,330 of accrued interest and a $1,750 conversion fee under the Company’s convertible promissory note into 6,000 shares of common stock at a conversion price of $1.68 per share. No principal was converted, and the Company received no cash proceeds from the conversion. The shares were issued without registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9) thereof and, alternatively, Section 4(a)(2) thereof.

On June 1, 2026, the Company issued an aggregate of 115,908 restricted shares of common stock to seven current and former directors and officers as equity compensation for services rendered from October 17, 2024 through March 31, 2026. The shares represented aggregate compensation of $540,035.48 calculated under the Company’s Board-approved equity-compensation arrangements. The Company received no cash proceeds from the issuance. The shares were issued without registration under the Securities Act in reliance on Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number Purchased as Part of Publicly Announced Plans or Programs	Maximum Number or Approximate Dollar Value That May Yet Be Purchased
April 1–April 30, 2026	—	—		—	—
May 1–May 31, 2026	10,432,800	N/A	(1)	—	—
June 1–June 30, 2026	—	—		—	—
Total	10,432,800	N/A	(1)	—	—

(1) On May 26, 2026, pursuant to the Split-Off and Share Exchange Agreement, the Company transferred all of the outstanding equity interests of ESG China Limited in exchange for the surrender, redemption, retirement and cancellation of 10,432,800 shares of the Company’s common stock. The transaction was a noncash exchange, and no cash purchase price was paid. The shares were not acquired pursuant to a publicly announced share-repurchase plan or program.

Item 3. Defaults Upon Senior Securities

As previously reported in the Company’s Current Report on Form 8-K filed on February 9, 2026, the Company did not make the $151,250 amortization payment due on February 5, 2026 under its convertible promissory note issued to Labrys Fund II, L.P. The failure to make that payment constituted an Event of Default and triggered the holder’s conversion and acceleration rights.

As of the filing date, the Company had made no scheduled cash payments under the note, no principal had been converted, and the outstanding principal remained $275,000. On August 5, 2026, the note reached its stated maturity, at which time all remaining outstanding principal, accrued interest and other amounts became due and payable. As of August 14, 2026, the total principal and accrued-interest arrearage under the note was approximately $301,981, consisting of $275,000 of outstanding principal and approximately $26,981 of accrued interest. The Event of Default remained uncured.

On August 7, 2026, Labrys agreed that, in consideration of a $1,000 payment by the Company, it would forbear from exercising its conversion rights under the note for a period of 90 days commencing upon receipt of the payment. Labrys received the $1,000 payment on August 13, 2026, and the 90-day conversion-forbearance period commenced on that date and expires on November 11, 2026. The $1,000 payment constituted consideration for the forbearance and did not constitute repayment of principal under the note.

The forbearance is limited to the holder’s exercise of conversion rights during the applicable 90-day period. It does not cure or waive the existing Event of Default, extend the note’s stated maturity date, reduce the outstanding principal balance, suspend the accrual of contractual default interest or otherwise modify the amounts payable under the note. Except for the temporary conversion forbearance, the holder retains its rights and remedies under the note.

Under the terms of the note, following an Event of Default the holder may claim a contractual default amount equal to 150% of the outstanding principal and accrued interest, including applicable default interest, together with collection costs. Accordingly, the holder’s total contractual claim may exceed the scheduled cash-payment arrearage stated above.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, no director or officer of the Company, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this Quarterly Report:

Exhibit	Description
2.1	Split-Off and Share Exchange Agreement, dated April 10, 2026, by and among ESG Inc., DCG China Limited, Christopher Alonzo, Ever Vast Development Ltd. and Weiwei Gao, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 13, 2026.
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1(a) to the Company’s Registration Statement on Form S-1 filed September 24, 2021.
3.2	Articles of Merger between Plasma Innovative Inc. and ESG Inc., effective November 27, 2023, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 1, 2023.
3.3	Amended and Restated Bylaws of ESG Inc., effective February 24, 2025, incorporated by reference to Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed November 14, 2025.
10.1*†	Secretary’s Certified Extract from Board Minutes and Written Description of Subsequent Modification to Share Compensation Arrangement, dated July 31, 2026.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101*	Inline XBRL documents.
104*	Cover Page Interactive Data File, embedded within the Inline XBRL document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESG INC.

Date:	August 14, 2026

By:	/s/ Zhi Yang
Name:	Zhi Yang
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Edward F. Gobora
Name:	Edward F. Gobora
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)