Form 10-K/A
period 2025-12-31
ESG Inc.
filed 2026-10-13
CIK 1883835

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
Commission File Number: 000-56532

ESG  INC.

(Exact name of registrant as specified in its charter)

Nevada	87-1918342
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

433 East Hillendale Road, Chadds Ford, Pennsylvania 19317
(Address of principal executive offices)
267-467-5871

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock

Well-known seasoned issuer: Yes ☐ No ☒

Not required to file reports under Section 13 or 15(d): Yes ☐ No ☒

Reports filed during the preceding 12 months and subject to filing requirements for the past 90 days: Yes ☒ No ☐

Interactive Data Files submitted as required: Yes ☒ No ☐

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Smaller reporting company ☒ Emerging growth company ☒

Emerging growth company election not to use extended transition period: ☐

Shell company: Yes ☐ No ☒

Aggregate market value of common equity held by non-affiliates as of June 30, 2025: approximately $45,753,348 (as reported in the Original Form 10-K).

15,591,376 shares of common stock issued and outstanding as of October 13, 2026.

EXPLANATORY NOTE

ESG Inc. (the “Company”) is filing Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026 (the “Original Form 10-K”).

The sole substantive purpose of this Amendment is to correct the report of TQ International, PLLC (formerly Tang Qian & Associates, PLLC) (the “Auditor”) on the Company’s consolidated financial statements for the year ended December 31, 2025, included in Part II, Item 8 of the Original Form 10-K. The corrected auditor’s report includes an explanatory paragraph concerning substantial doubt about the Company’s ability to continue as a going concern and identifies Flower Mound, Texas, as the city and state of issuance. The Auditor’s opinion on the fair presentation of the financial statements remains unqualified. The report of Prager Metis CPAs, LLC on the 2024 financial statements is unchanged.

Pursuant to Exchange Act Rule 12b-15, this Amendment sets forth the complete text of Part II, Item 8, including both independent auditors’ reports and all consolidated financial statements and notes. Part IV, Item 15 is also included in full to update the exhibit index and certifications. The outstanding-share information on the cover page is presented as of October 13, 2026.

Except for the corrected 2025 auditor’s report, the filing-specific cover information, and exhibits being filed or furnished herewith, this Amendment does not amend or update any other information in the Original Form 10-K. No amounts in the 2025 or 2024 financial statements are changed by this Amendment, and this Amendment does not constitute a restatement. The Company has not otherwise updated the Original Form 10-K for events after its filing date.

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, accompanying notes and reports of the independent registered public accounting firms follow.

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

F-1

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

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring losses from operations and faces liquidity constraints, including a high debt-to-asset ratio and dependence on additional external financing to fund its operations and meet its obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ TQ International, PLLC

formerly Tang Qian & Associates, PLLC

We have served as the Company’s auditor since 2026

Flower Mound, Texas

March 30, 2026

PCAOB ID: 7080

F-2

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements. The financial statements required by this Item, together with the reports of the independent registered public accounting firms, are included in Part II, Item 8 of this Amendment. Financial statement schedules, if any, are as stated in the Original Form 10-K.

(b) Exhibits. The following exhibit index includes exhibits previously filed or incorporated by reference in the Original Form 10-K and exhibits filed or furnished with this Amendment. Earlier exhibits are incorporated by reference to the filings identified below. Exhibits filed or furnished with this Amendment are indicated by an asterisk.

Exhibit	Description
3.1	Articles of Incorporation — incorporated by reference to Exhibit 3.1(a) to Form S-1 filed September 24, 2021.
3.2	Agreement and Plan of Merger dated November 16, 2023 — incorporated by reference to Exhibit 2.1 to Form 8-K filed December 1, 2023.
3.3	Articles of Merger between Plasma Innovative Inc. and ESG Inc. — incorporated by reference to Exhibit 3.1 to Form 8-K filed December 1, 2023.
3.4	Articles of Merger between Plasma Innovative Inc. and ESG Inc. — incorporated by reference to Exhibit 3.1 to Form 8-K filed December 1, 2023 (separately listed in Original Form 10-K).
3.5	Amended and Restated Bylaws effective February 24, 2025 — incorporated by reference to Exhibit 3.5 to Form 10-Q for quarter ended September 30, 2025.
10.1	Technology Assignment Agreement dated August 6, 2021 with Hanliang Shao — incorporated by reference as specified in Original Form 10-K.
10.2	Investment and Cooperation Agreement dated January 4, 2021 — incorporated by reference to Exhibit 10.2 to Form S-1/A filed September 19, 2024.
10.3	Share Exchange Agreement with Funan Allied United Farmer Products Co., Ltd. dated September 28, 2023 — incorporated by reference to Exhibit 10.1 to Form 8-K filed November 9, 2023.
10.4	Share Exchange Agreement between Plasma Innovative Inc. and ESG Inc. dated November 6, 2023 — incorporated by reference to Exhibit 99.1 to Form 8-K filed November 9, 2023.
10.5	Labrys Securities Purchase Agreement dated August 5, 2025 — incorporated by reference to Exhibit 10.1 to Form 8-K filed August 8, 2025.
10.6	Labrys Convertible Promissory Note dated August 5, 2025 — incorporated by reference to Exhibit 10.2 to Form 8-K filed August 8, 2025.
10.7	Monroe Securities Purchase Agreement dated March 6, 2026 — incorporated by reference to Exhibit 10.1 to Form 8-K filed March 12, 2026.
10.8	Monroe Convertible Promissory Note dated March 6, 2026 — incorporated by reference to Exhibit 10.2 to Form 8-K filed March 12, 2026.
10.9	Monroe Common Stock Purchase Warrant dated March 6, 2026 — incorporated by reference to Exhibit 10.3 to Form 8-K filed March 12, 2026.
10.10	Crom Securities Purchase Agreement dated March 9, 2026 — incorporated by reference to Exhibit 10.4 to Form 8-K filed March 12, 2026.
16.1	Prager Metis CPAs, LLC letter dated August 8, 2025 — incorporated by reference to Exhibit 16.01 to Form 8-K filed August 8, 2025.
16.2	Boladale Lawal & Co. letter dated February 19, 2026 — incorporated by reference to Exhibit 16.1 to Form 8-K filed February 20, 2026.
21.1	Subsidiaries of the Registrant — previously filed with Original Form 10-K.

23.1	Prager Metis CPAs, LLC consent — previously filed with Original Form 10-K.
23.2*	Consent of TQ International, PLLC (formerly Tang Qian & Associates, PLLC) relating to the corrected 2025 audit report.
31.1*	Certification of Principal Executive Officer under Rule 13a-14(a).
31.2*	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a).
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. § 1350.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. § 1350.
101*	Interactive Data Files, as required for the amended Item 8, subject to EDGAR technical confirmation.
104*	Cover Page Interactive Data File, embedded within the Inline XBRL document, as applicable.

* Filed herewith. ** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

ESG INC.

Dated: October 13, 2026

By: /s/ Zhi Yang
Zhi Yang
Chief Executive Officer (Principal Executive Officer)

By: /s/ Edward F. Gobora
Edward F. Gobora
Chief Financial Officer (Principal Financial and Accounting Officer)